Form 10QSB
period 2003-09-30
DEKALB BANKSHARES INC
filed 2003-11-13
CIK 1267970

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                               Commission File No.
                                    000-50466

                             DEKALB BANKSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

             South Carolina                          61-1444253
      (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

                             631 West DeKalb Street
                          Camden, South Carolina 29020
                    (Address of principal executive offices)

                                 (803) 432-7575
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      609,060 shares of common stock, no par value, as of October 31, 2003


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                             DeKalb Bankshares, Inc.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2003 and December 31, 2002...........................................3

         Consolidated Statements of Income -- Nine months ended September 30, 2003 and 2002 and Three months ended September 30, 2003 and 2002..........................................................4

         Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2003 and 2002..................................................................5

         Consolidated Statements of Cash Flows -- Nine months ended September 30, 2003 and 2002...........................6

         Notes to Consolidated Financial Statements....................................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-17

Item 3. Controls and Procedures..........................................................................................17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................18

         (a) Exhibits....................................................................................................18

         (b) Reports on Form 8-K.........................................................................................18

                             DeKalb Bankshares, Inc.
                           Consolidated Balance Sheets

                                                                                              September 30,             December 31,
                                                                                                  2003                      2002
                                                                                                  ----                      ----
Assets:                                                                                        (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ....................................................             $  2,368,629              $  2,055,871
    Federal funds sold .........................................................                  960,979                   703,000
                                                                                             ------------              ------------
      Total cash and cash equivalents ..........................................                3,329,608                 2,758,871
                                                                                             ------------              ------------

Time deposits with other banks .................................................                  208,955                   212,222

Securities available-for-sale ..................................................                5,174,996                 4,085,652
Nonmarketable equity securities ................................................                  200,000                   150,000
                                                                                             ------------              ------------
      Total investment securities ..............................................                5,374,996                 4,235,652

Loans receivable ...............................................................               21,221,045                16,619,795
  Less allowance for loan losses ...............................................                 (325,000)                 (245,000)
                                                                                             ------------              ------------
      Loans, net ...............................................................               20,896,045                16,374,795

Premises and equipment, net ....................................................                1,377,711                 1,466,981
Accrued interest receivable ....................................................                  100,067                   101,372
Other assets ...................................................................                  482,034                   468,297
                                                                                             ------------              ------------

      Total assets .............................................................             $ 31,769,416              $ 25,618,190
                                                                                             ============              ============

Liabilities
Deposits:
  Noninterest-bearing transaction accounts .....................................             $  2,562,278              $  2,616,140
  Interest-bearing transaction accounts ........................................                2,679,117                 1,983,726
  Savings ......................................................................                3,249,351                 2,488,509
  Time deposits $100,000 and over ..............................................                8,449,020                 5,720,545
  Other time deposits ..........................................................                5,838,347                 4,559,468
                                                                                             ------------              ------------
                                                                                               22,778,113                17,368,388

Advances from Federal Home Loan Bank ...........................................                3,800,000                 3,000,000
Accrued interest payable .......................................................                   33,962                    37,428
Other liabilities ..............................................................                   84,227                    76,913
                                                                                             ------------              ------------
      Total liabilities ........................................................               26,696,302                20,482,729
                                                                                             ------------              ------------

Shareholders' equity
Common stock, no par value; 20,000,000 shares
  authorized, 609,060 shares issued and outstanding ............................                5,866,807                 5,866,807
Retained earnings (deficit) ....................................................                 (752,826)                 (782,412)
Accumulated other comprehensive income (loss) ..................................                  (40,867)                   51,066
                                                                                             ------------              ------------
    Total shareholders' equity .................................................                5,073,114                 5,135,461
                                                                                             ------------              ------------

    Total liabilities and shareholders' equity .................................             $ 31,769,416              $ 25,618,190
                                                                                             ============              ============


                 See notes to consolidated financial statements.

                             DeKalb Bankshares, Inc.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                        Nine Months Ended                   Three Months Ended
                                                                           September 30                       September 30,
                                                                           ------------                       -------------
                                                                    2003                 2002           2003                  2002
                                                                    ----                 ----           ----                  ----
Interest income:
  Loans, including fees ..................................        $  995,777        $  713,766         $  348,978        $  262,814
  Investment securities, taxable .........................           103,702           118,181             32,954            52,121
  FHLB interest and dividends ............................             9,607            11,874              2,422             5,782
  Federal funds sold .....................................             9,324            20,702              2,028             4,664
  Time deposits with other banks .........................             3,986             6,780              1,322             2,244
                                                                  ----------        ----------         ----------        ----------
    Total ................................................         1,122,396           871,303            387,704           327,625
                                                                  ----------        ----------         ----------        ----------

Interest expense:
  Time deposits $100,000 and over ........................           102,297           103,022             39,639            30,132
  Other deposits .........................................           154,245           166,461             46,477            63,801
  Other interest expense .................................            64,693            31,923             20,071            18,884
                                                                  ----------        ----------         ----------        ----------
    Total ................................................           321,235           301,406            106,187           112,817
                                                                  ----------        ----------         ----------        ----------

Net interest income ......................................           801,161           569,897            281,517           214,808
Provision for loan losses ................................            80,000            72,568             29,000            20,000
                                                                  ----------        ----------         ----------        ----------
Net interest income after provision for
  loan losses ............................................           721,161           497,329            252,517           194,808
                                                                  ----------        ----------         ----------        ----------

Other operating income:
  Service charges on deposit accounts ....................            87,072            49,576             32,568            15,139
  Gain on sales of securities available for
    sale .................................................            41,249             2,109             17,230                 -
  Residential mortgage origination fees ..................           126,310            69,789             58,461            26,566
  Other service charges, commissions
    and fees .............................................            18,045            13,337              5,646             4,867
                                                                  ----------        ----------         ----------        ----------
    Total ................................................           272,676           134,811            113,905            46,572
                                                                  ----------        ----------         ----------        ----------

Other operating expenses:
  Salaries and employee benefits .........................           472,296           466,287            157,503           157,341
  Occupancy expense ......................................            58,461            54,185             19,623            18,398
  Furniture and equipment expense ........................            37,409            36,107             13,361            12,648
  Other operating expenses ...............................           378,334           306,942            138,381           105,064
                                                                  ----------        ----------         ----------        ----------
    Total ................................................           946,500           863,521            328,868           293,451
                                                                  ----------        ----------         ----------        ----------

Income (loss) before income taxes ........................            47,337          (231,381)            37,554           (52,071)
Income tax expense (benefit) .............................            17,751           (83,413)            14,083           (19,266)
                                                                  ----------        ----------         ----------        ----------

Net income (loss) ........................................        $   29,586        $ (147,968)        $   23,471        $  (32,805)
                                                                  ==========        ==========         ==========        ==========

Earnings (loss) per share
Basic earnings (losses) per share ........................        $     0.05        $    (0.24)        $     0.04        $    (0.05)
Diluted earnings (losses) per share ......................        $     0.05        $    (0.24)        $     0.04        $    (0.05)


                 See notes to consolidated financial statements.

                             DeKalb Bankshares, Inc.
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
             for the nine months ending September 30, 2003 and 2002
                                   (Unaudited)


                                                                                                      Accumulated
                                                       Common Stock                Retained              Other
                                                       ------------                Earnings          Comprehensive
                                                 Shares           Amount           (Deficit)            Income              Total
                                                 ------           ------           ---------            ------              -----
Balance,
 December 31, 2001 ..................           609,060        $ 5,866,807        $  (613,138)       $    13,604        $ 5,267,273

Net income (loss)
 for the period .....................                                                (147,968)                             (147,968)

Other comprehensive
income, net of tax $23,472 ...........                                                                     39,968             39,968
                                                                                                                        -----------

Comprehensive
 Income (loss) ......................                 -                  -                  -                  -           (108,000)
                                                -------        -----------        -----------        -----------        -----------

Balance,
    September 30, 2002 ..............           609,060        $ 5,866,807        $  (761,106)       $    53,572        $ 5,159,273
                                                =======        ===========        ===========        ===========        ===========


Balance,
 December 31, 2002 ..................           609,060        $ 5,866,807        $  (782,412)       $    51,066        $ 5,135,461

Net income
 for the period .....................                                                  29,586                                29,586

Other comprehensive
 income, net of tax $(53,992) .......                                                                    (91,933)           (91,933)
                                                                                                                        -----------

Comprehensive
 Income (loss) ......................                 -                  -                  -                  -            (62,347)
                                                -------        -----------        -----------        -----------        -----------

Balance,
    September 30, 2003 ..............           609,060        $ 5,866,807        $  (752,826)       $   (40,867)       $ 5,073,114
                                                =======        ===========        ===========        ===========        ===========



                 See notes to consolidated financial statements.

                             DeKalb Bankshares, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                                    Nine Months         Nine Months
                                                                                                       Ended               Ended
                                                                                                   September 30,       September 30,
                                                                                                   -------------       -------------
                                                                                                        2003               2002
                                                                                                        ----               ----
Cash flows from operating activities:
  Net income (loss) ..................................................................           $    29,586            $  (147,968)
  Adjustments to reconcile net income to net cash used
   by operating activities:
    Provision for loan losses ........................................................                80,000                 72,568
    Depreciation and amortization expense ............................................                95,141                 90,663
    Gain on sale of securities .......................................................               (41,249)                (2,109)
    Accretion and premium amortization ...............................................                 5,162                  3,205
    Deferred income tax provision (benefit) ..........................................                16,044                (83,413)
    (Increase) decrease in interest receivable .......................................                 1,305                (29,647)
    Increase (decrease) in interest payable ..........................................                (3,466)                 1,108
    Increase in other assets .........................................................               (27,425)               (17,322)
    Increase in other liabilities ....................................................                 4,959                 73,267
                                                                                                 -----------            -----------
      Net cash used by operating activities ..........................................               160,057                (39,648)
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Net increase in loans made to customers ............................................            (4,601,250)            (4,536,776)
  Purchases of securities available-for-sale .........................................            (5,075,763)            (4,350,686)
  Sales/calls or maturities of securities available-for-sale .........................             3,059,066              2,000,000
  Payments received on mortgage backed securities ....................................               871,506                276,776
  Purchase of Federal Home Loan Bank stock ...........................................               (50,000)              (100,000)
  Purchases of premises and equipment ................................................                (5,871)               (36,221)
  Redemption (purchases) of time deposits with other banks ...........................                 3,267                 (1,737)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (5,799,045)            (6,748,644)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             1,402,371                926,262
  Net increase in certificates of deposit and other time deposits ....................             4,007,354              3,867,872
  Increase in advances from the Federal Home Loan Bank ...............................               800,000              2,000,000
                                                                                                 -----------            -----------
    Net cash provided by financing activities ........................................             6,209,725              6,794,134
                                                                                                 -----------            -----------

Net increase in cash and cash equivalents ............................................               570,737                  5,842

Cash and cash equivalents, beginning .................................................             2,758,871              2,120,556
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 3,329,608            $ 2,126,398
                                                                                                 ===========            ===========

Cash paid during the period for:
  Interest ...........................................................................           $   324,701            $   300,298
  Taxes ..............................................................................           $       540            $         -

                 See notes to consolidated financialstatements.

                             DeKalb Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

On September 30, 2003, the Bank was acquired by its newly formed holding company, DeKalb Bankshares, Inc. The bank is the only asset of the holding company at September 30, 2003. Amounts previously reported by The Bank of Camden remain unchanged. The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in The Bank of Camden's 2002 Annual Report on Form 10-KSB. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in The Bank of Camden's 2002 Annual Report on Form 10-KSB filed with the Federal Deposit Insurance Corporation.


Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine months ended September 30, 2003 and 2002, and the three months ended September 30, 2003 and 2002 are as follows:

                                                                                        Nine Months Ended September 30, 2003
                                                                                        ------------------------------------
                                                                                     Income                Shares         Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------
Basic earnings per share
Income available to common shareholders .............................               $29,586               609,060            $   .05
                                                                                                                             =======
Effect of dilutive securities
Stock options .......................................................                     -                     -
                                                                                    -------               -------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ............................................               $29,586               609,060            $   .05
                                                                                    =======               =======            =======


                                                                                        Nine Months Ended September 30, 2002
                                                                                        ------------------------------------
                                                                                   Income                Shares          Per Share
                                                                                 (Numerator)         (Denominator)         Amount
                                                                                 -----------         -------------         ------
Basic earnings per share
Income available to common shareholders ............................             $(147,968)               609,060          $  (0.24)
                                                                                                                           ========
Effect of dilutive securities
Stock options ......................................................                     -                      -
                                                                                 ---------              ---------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ...........................................             $(147,968)               609,060          $  (0.24)
                                                                                 =========              =========          ========

                             DeKalb Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Earnings Per Share -- continued

                                                                                        Three Months Ended September 30, 2003
                                                                                        -------------------------------------
                                                                                     Income              Shares            Per Share
                                                                                  (Numerator)         (Denominator)         Amount
                                                                                  -----------         -------------         ------
Basic earnings per share
Income available to common shareholders .............................               $23,471               609,060            $   .04
                                                                                                                             =======
Effect of dilutive securities
Stock options .......................................................                     -                     -
                                                                                    -------               -------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ............................................               $23,471               609,060            $   .04
                                                                                    =======               =======            =======

                                                                                        Three Months Ended September 30, 2002
                                                                                        -------------------------------------
                                                                                     Income              Shares            Per Share
                                                                                  (Numerator)         (Denominator)         Amount
                                                                                  -----------         -------------         ------
Basic earnings per share
Income available to common shareholders ...........................              $(32,805)               609,060           $  (0.05)
                                                                                                                           ========
Effect of dilutive securities
Stock options .....................................................                     -                      -
                                                                                 --------               --------
Diluted earnings per share
Income available to common shareholders
plus assumed conversions ..........................................              $(32,805)               609,060           $  (0.05)
                                                                                 ========               ========           ========


Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine month periods ended September 30, 2003 and 2002, and for the three months ended September 30, 2003 and 2002:

                                                                                       Pre-tax          (Expense)         Net-of-tax
                                                                                       Amount            Benefit           Amount
                                                                                       ------            -------           ------
For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale .................         $(104,676)         $  38,730         $ (65,946)
Plus: reclassification adjustment for (gains) losses realized
 in net income .............................................................           (41,249)            15,262           (25,987)
                                                                                     ---------          ---------         ---------
Net unrealized gains (losses) on securities ................................          (145,925)            53,992           (91,933)
                                                                                     ---------          ---------         ---------

Other comprehensive income .................................................         $(145,925)         $  53,992         $ (91,933)
                                                                                     =========          =========         =========

                             DeKalb Bankshares, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income -- continued

                                                                                        Pre-tax          (Expense)        Net-of-tax
                                                                                        Amount            Benefit           Amount
                                                                                        ------            -------           ------
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale ...................         $ 65,549          $(24,252)         $ 41,297
Plus: reclassification adjustment for (gains) losses realized
 in net income ...............................................................           (2,109)              780            (1,329)
                                                                                       --------          --------          --------
Net unrealized gains (losses) on securities ..................................           63,440           (23,472)           39,968
                                                                                       --------          --------          --------

Other comprehensive income ...................................................         $ 63,440          $(23,472)         $ 39,968
                                                                                       ========          ========          ========


                                                                                      Pre-tax          (Expense)          Net-of-tax
                                                                                      Amount            Benefit            Amount
                                                                                      ------            -------            ------
For the Three Months Ended September 30, 2003:
Unrealized gains (losses) on securities available-for-sale ................         $ (98,721)         $  36,527          $ (62,194)
Plus: reclassification adjustment for (gains) losses realized
 in net income ............................................................           (17,230)             6,375            (10,855)
                                                                                    ---------          ---------          ---------
Net unrealized gains (losses) on securities ...............................          (115,951)            42,902            (73,049)
                                                                                    ---------          ---------          ---------

Other comprehensive income ................................................         $(115,951)         $  42,902          $ (73,049)
                                                                                    =========          =========          =========



                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities available-for-sale .....................         $ 37,074         $(13,717)         $ 23,357
Plus: reclassification adjustment for gains (losses) realized
 in net income .................................................................                -                -                 -
                                                                                         --------         --------          --------
Net unrealized gains (losses) on securities ....................................           37,074          (13,717)           23,357
                                                                                         --------         --------          --------

Other comprehensive income .....................................................         $ 37,074         $(13,717)         $ 23,357
                                                                                         ========         ========          ========


Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

                             DeKalb Bankshares, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Formation of Holding Company

On September 30, 2003, The Bank of Camden became a wholly owned subsidiary of DeKalb Bankshares, Inc. pursuant to a Plan of Exchange entered into on March 27, 2003. According to the Plan of Exchange, each share of common stock of the Bank was exchanged for one share of DeKalb Bankshares, Inc. Amounts previously reported as The Bank of Camden are unchanged.

                             DeKalb Bankshares, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2003 compared to December 31, 2002, and the results of operations for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003. This discussion should be read in conjunction with the financial statements and related notes and disclosures in The Bank of Camden's Annual Report on Form 10-KSB, which was filed with the Federal Deposit Insurance Corporation. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, adequacy of the allowance for loan losses, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in The Bank of Camden's previous filings with the Federal Deposit Insurance Corporation and the Company's filing with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income, the major component of the Company's net income was $801,160, compared to $569,897 for the same period in 2002, an increase of $231,264. For the three months ended September 30, 2003, net interest income was $281,517 compared to $214,808 for the comparable period of 2002. The improvements in the 2003 periods were primarily attributable to increased volume as the Company continued to build its loan portfolio, and to the increase in net interest margin. The average rate realized on interest-earning assets decreased to 6.04% from 6.30%, while the average rate paid on interest-bearing liabilities decreased to 2.10% from 2.82% for the nine months ended September 30, 2003. The average rate realized on interest-earning assets decreased to 5.76% for the quarter ended September 30, 2003, from 6.39% for the same quarter in 2002, while the average rate paid on interest-bearing liabilities decreased to 1.91% from 2.79% for the above periods.

The net interest spread and net interest margin were 3.94% and 4.31%, respectively, for the nine month period ended September 30, 2003. The net interest spread and net interest margin were 3.85% and 4.19%, respectively, for the quarter ended September 30, 2003.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2003 and 2002, the provision was $80,000 and $72,568, respectively. For the three months ended September 30, 2003 and 2002, the provision for loans losses was $29,000 and $20,000, respectively. There were $161,765 in nonperforming loans at September 30, 2003 and no nonperforming loans at September 30, 2002. $161,765 in loans have been criticized or classified as of September 30, 2003. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2003 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses is 1.53% of total loans at September 30, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                             DeKalb Bankshares, Inc.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2003 was $272,676, compared to $134,811 for the comparable period in 2002, an increase of $137,865. The primary reason for the increase is a $56,521 increase in residential mortgage loan origination fees from the nine months ended September 30, 2003 compared to the same period in 2002. Residential mortgage origination fees were higher due to a larger volume of loan originations during the nine month period, the result of historically low mortgage rates. Also contributing to an increase in non-interest income were gains on the sale of securities of $39,140, an increase in service charges on deposits of $37,496, and an increase of $4,708 in other charges and fees from the nine months ended September 30, 2003 compared to the same period in 2002. Total noninterest income for the quarter ended September 30, 2003 was $113,905 compared to $46,572 for the comparable period of 2002. This increase is the result of a $17,429 increase in service charges on deposit accounts, a $17,230 increase in gains of the sale of securities, and a $31,895 increase in residential mortgage origination fees from the three months ended September 30, 2003 compared to the same period in 2002.


Noninterest Expense

Total noninterest expense for the first nine months of 2003 was $946,500 compared to $863,521 for the nine months ended September 30,2002 an increase of $82,979. For the quarter ended September 30, 2003, noninterest expense was $328,868 an increase of $35,417, over the comparable period of 2002.

The primary component of noninterest expense is salaries and benefits, which were $472,296 for the nine months ended September 30, 2003 compared to $466,287 for the same period in 2002. Salaries and benefits expense totaled $157,503 and $157,341 for the three months ended September 30, 2003 and 2002, respectively. Other operating expenses were $378,334 for the nine months ended September 30, 2003, compared to $306,942 for the nine months ended September 30, 2002. Other operating expenses were $138,381 for the quarter ended September 30, 2003, compared to $105,064 for the same period in 2002. This increase is the result of various increases in expenses necessary to support the growth of the Company, primarily item data and item processing expense, and marketing expenses.

Net Income

The Company's net income for the nine months ended September 30, 2003 was $29,586 after an income tax expense of $17,751 for the period. This represents a $177,554 improvement when compared to a net loss of $147,968 for the nine months ended September 30, 2002. The net loss for the 2002 period was after the recognition of an income tax benefit of $83,413. The Company's net income for the quarter ended September 30, 2003 was $23,471 compared to a net loss of $32,805 for the quarter ended September 30, 2002. The net income for the quarter ended September 30, 2003 is after the recognition of income tax expense of $14,083. The loss during the quarter ended September 30, 2002 is after the recognition of an income tax benefit of $19,266.


Assets and Liabilities

During the first nine months of 2003, total assets increased $6,151,226, or 24%, when compared to December 31, 2002. The primary growth in assets was the increase of $4,601,250, or 27.7%, in loans receivable. Investment securities also increased by $1,139,344 to $5,374,996 as of September 30, 2003, when compared to December 31, 2002. Deposits increased by $5,409,725 or 31.1%, to $22,778,113 as of September 30, 2003. The largest increase in deposits was in time deposits over $100,000, which increased $2,728,475, or 47.7%, to $8,449,020 as of September 30, 2003. The increase in time deposits over $100,000 is largely attributable to $1.7 million in deposits from the State Treasurer of South Carolina. The remainder of the increase was from local deposits and is considered part of the normal growth of the Company. Market rates were paid for these deposits.

                             DeKalb Bankshares, Inc.

Investment Securities

Investment securities totaled $5,374,996 at September 30, 2003, compared to $4,235,652 at December 31, 2002. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled $200,000 as of September 30, 2003.

Loans

Gross loans increased $4,601,250 during the nine months ended September 30, 2003. The largest increase in loans was in commercial loans secured by real estate which increased $1,695,084 to $7,113,401 as of September 30, 2003. Balances within the major loans receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                  September 30,     December 31,
                                                      2003              2002
                                                      ----              ----
Mortgage loans on real estate:
  Residential 1-4 family ...................       $ 8,378,752       $ 6,974,936
  Commercial ...............................         7,113,401         5,418,317
  Construction .............................         1,265,430           898,874
  Second mortgages .........................           129,913            26,403
  Equity lines of credit ...................         1,750,643         1,408,531
                                                   -----------       -----------
     Total mortgage loans ..................       $18,638,139       $14,727,061

Commercial and industrial ..................         1,602,999           979,291
Consumer and other .........................           979,907           913,443
                                                   -----------       -----------

    Total gross loans ......................       $21,221,045       $16,619,795
                                                   ===========       ===========

Risk Elements in the Loan Portfolio


The following is a summary of the risk elements in the loan portfolio:

                                                   September 30,   September 30,
                                                        2003            2002
                                                        ----            ----
Loans: Non-accrual ................................   $161,765          $      -

Accruing loans more than 90 days past due .........   $      -          $      -

Loans identified by internal review mechanism:

   Criticized .....................................   $      -          $      -

   Classified .....................................   $161,765          $      -

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

                             DeKalb Bankshares, Inc.

Activity in the Allowance for Loan Losses is as follows:

                                                   September 30,   September 30,
                                                       2003            2002
                                                       ----            ----
Balance, January 1, ............................   $    245,000    $    150,000
Provision for loan losses for the period .......   $     80,000          72,568
Net loans (charged-off) recovered for the period              -          (2,568)
                                                   ------------    ------------

Balance, end of period .........................   $    325,000    $    220,000
                                                   ============    ============

Gross loans outstanding, end of period .........   $ 21,221,045    $ 14,860,695
                                                   ============    ============

Allowance for loan losses to loans outstanding .           1.53%           1.48%



Deposits

Total deposits increased $5,409,725 or 31.1%, from December 31, 2002 to $22,778,113 at September 30, 2003. The largest increase was in time deposits
$100,000  and over  which  increased  $2,728,475,  or 47.7%,  to  $8,449,020  at
September 30, 2003. These deposits are generally more sensitive to changes in interest rates and are, therefore, considered less stable than core deposits. Expressed in percentages, noninterest-bearing deposits decreased 2.1% and all other interest-bearing deposits increased 37.0%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

                                                    September 30,   December 31,
                                                        2003            2002
                                                        ----            ----
Noninterest-bearing transaction accounts .......     $ 2,562,278     $ 2,616,140
Interest-bearing transaction accounts ..........       2,679,117       1,983,726
Savings ........................................       3,249,351       2,488,509
Time deposits $100,000 and over ................       8,449,020       5,720,545
Other time deposits ............................       5,838,347       4,559,468
                                                     -----------     -----------

    Total deposits .............................     $22,778,113     $17,368,388
                                                     ===========     ===========


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $3,800,000 as of September 30, 2003, as compared to $3,000,000 as of December 31, 2002. One of the advances totaling $500,000 is a ten year convertible advance with a one year call. It currently has a fixed interest rate of 3.23% and matures on September 6, 2011. Another advance of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an interest rate of 1.27% and can be converted by the Federal Home Loan Bank of Atlanta on March 10, 2004 and thereafter until maturity on March 10, 2006. The Company also had outstanding borrowings of $1,900,000 under the Federal Home Loan Bank daily rate credit program with a rate of 1.30% as of September 30, 2003 that is subject to change daily.

                             DeKalb Bankshares, Inc.

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of September 30, 2003, the Company's primary sources of liquidity included federal funds sold totaling $960,979 and un-pledged securities available-for-sale totaling $583,592. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $2,900,000 at September 30, 2003. In addition, the Company also has borrowing capacity available through the Federal Home Loan Bank. As of September, 30, 2003 the Company's ability to borrow funds from the Federal Home Loan Bank totaled $6,353,000 of which the Company had borrowed $3,800,000 as of September 30, 2003.


Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements of The Bank of Camden at December 31, 2002 as filed in our 2002 Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of this report and our 2002 Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.


Capital Resources

Total shareholders' equity decreased $62,347 from December 31, 2002 to $5,073,114 at September 30, 2003. This is the result of net income for the period of $29,586, which was offset by a negative adjustment of $91,933 for the unrealized loss on securities available for sale.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

                             DeKalb Bankshares, Inc.

The following table summarizes the Bank's risk-based capital at September 30, 2003:

Shareholders' equity ........................................     $  5,073,114
Less: unrealized gains on available-for-sale securities .....          (40,867)
                                                                  ------------
Tier 1 capital ..............................................        5,113,981

Plus: allowance for loan losses (1) .........................          267,000
                                                                  ------------
Total capital ...............................................        5,380,981
                                                                  ============

Risk-weighted assets ........................................     $ 21,446,000
                                                                  ============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) .................            23.85%
   Total capital (to risk-weighted assets) ..................            25.09%
   Tier 1 capital (to total average assets) .................            17.32%

(1) limited to 1.25% of risk-weighted assets


Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for specified periods of time. At September 30, 2003, we had issued commitments to extend credit of $3,201,391 and standby letters of credit of $121,373 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table below do not necessarily reflect the Company's needs for funds in the periods shown. Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table below do not necessarily reflect the Company's needs for funds in the periods shown.


                                                            After One    After Three
                                              Within         Through        Through                        Greater
                                                 One           Three         Twelve         Within           Than
(Dollars in thousands)                         Month          Months         Months        One Year        One Year         Total
                                            -----------     -----------    -----------     ----------     -----------    -----------
Unused commitments
   to extend credit .....................   $         -     $       257    $       481     $      738     $     2,463    $     3,201
Standby letters of
   credit ...............................             -              10             79             89              32            121
                                            -----------     -----------    -----------     ----------     ------------   -----------
     Total ..............................   $         -     $       267    $       560     $      827     $     2,495    $     3,322
                                            ===========     ===========    ===========     ==========     ===========    ===========


                             DeKalb Bankshares, Inc.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

Item 3. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).

                             DeKalb Bankshares, Inc.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

      Exhibit 31 - Certification  of Principal  Executive  Officer and Principal
                   Financial Officer required by Rule 13a-14(a).

      Exhibit 32 - Certifications of Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                             DeKalb Bankshares, Inc.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        s/William C. Bochette, III
                                    By:-----------------------------------------
                                       William C. Bochette, III
                                       Chief Executive Officer, President, and
                                       Chief Financial Officer
Date:  November 13, 2003

                             DeKalb Bankshares, Inc.

                                 Exhibit Index

     31 Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a).

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.