Form 10KSB
period 2003-12-31
DEKALB BANKSHARES INC
filed 2004-03-30
CIK 1267970

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003        Commission File No. 000-50466

                             DEKALB BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

         South Carolina                                  61-1444253
(State or Other Jurisdiction of             (IRS Employer Identification Number)
  Incorporation or Organization)

              631 West DeKalb Street, Camden, South Carolina 29020
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (803) 432-7575

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X]   No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $50,083.

         The aggregate market value of the Common Stock held by non-affiliates on February 1, 2004, was approximately $4,231,930. As of February 1, 2004, there were 609,060 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Registrant's 2003 Annual Report to Shareholders - Part II
(2) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

[Suzi, this was copied from Southcoast]

                          10-KSB CROSS REFERENCE INDEX

              Part I
                                                                                                               Page
Item 1        Description of Business...................................................................         4
Item 2        Description of Property...................................................................        10
Item 3        Legal Proceedings ........................................................................        10
Item 4        Submission of Matters to a Vote of Security Holders ......................................        10

         Part II

Item 5        Market for Common Equity, Related Stockholder Matters
                   and Small Business Issuer Purchases of Securities....................................        10
Item 6        Management's Discussion and Analysis or Plan of Operation.................................        10
Item 7        Financial Statements......................................................................        10
Item 8        Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................        11
Item 8A       Controls and Procedures ..................................................................        11

         Part III

Item 9        Directors and Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the Exchange Act ...........................         *
Item 10       Executive Compensation ...................................................................         *
Item 11       Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.......................................................        12
Item 12       Certain Relationships and Related Transactions ...........................................         *

         Part IV

Item 13       Exhibits and Reports on  Form 8-K.........................................................        13
Item 14       Principal Accountant Fees and Services ...................................................         *

* Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through our use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding our future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These  forward-looking  statements  are based on current  expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with no operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    our growth and our ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

     o the effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

     o failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

Item 1.  Description of Business.

                                     GENERAL

         The Company is a holding company for The Bank of Camden (the "Bank"). The Company was organized in March, 2003, and acquired the Bank in September, 2003. The Company currently engages in no business other than ownership of the Bank.

         The Bank conducts a general banking business under a state charter approved by the State Board and granted by the Secretary of State of South Carolina. The Bank was originally organized as a South Carolina state bank in 2000 and commenced operations in February 2001. The Bank conducts its activities from its office located in Camden, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market area by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts and Keogh plans), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Kershaw County and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2003, the Bank employed 12 persons.

Competition

         The Bank competes in the South Carolina county of Kershaw, for which the most recent market share data available is as of June 30, 2003. At that time, eight banks, and savings banks with 13 branch locations competed in Kershaw County for aggregate deposits of approximately $460.6 million. The Bank had a county-wide deposit market share of 4.16% and a market share rank of 7th.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, the Bank competes with commercial banks, savings and loan associations, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree.

         The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings, and the extent to which interest on retirement savings accounts is tax deferred. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, and availability of funds. Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

                         EFFECT OF GOVERNMENT REGULATION


         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including prohibitions on various activities and, in some cases, the appointment of a receiver for the Bank.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2003. For small holding companies, such as the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. In addition, the Bank is subject to an assessment to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by adoption of regulations by various federal agencies.

         The Act and the regulations create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulation are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Further Information

         Further information about the business of the Company and the Bank is set forth in Item 6 - Management's Discussion and Analysis or Plan of Operation.

Item 2.  Description of Property.

         The Bank owns its office at 631 West DeKalb Street, Camden, South Carolina. The office is an approximately 11,000 square foot one story banking office with on site parking and drive through windows. The Bank's property is believed to be well suited for its needs.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings other than routine collection matters.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Although the Company's common stock is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The Company's common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. From August, 2000 to February, 2001, the Bank sold 609,060 shares to the public for $10.00 per share. Since February, 2001, management is aware of a few transactions in which the Company's common stock has been transferred for a price of $10.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the Company's common stock.

         As of February 1, 2004, there were approximately 590 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. The Company's only source of dividends at this time is dividends paid to it by the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

         The information required by Item 201(d) of Regulation S-B is set forth in item 11 of this Form 10-KSB.

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. ss.228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Incorporated by reference to Registrant's 2003 Annual Report to Shareholders.

Item 7.  Financial Statements.

         Incorporated by reference to Registrant's 2003 Annual Report to Shareholders.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         The Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission rules adopted pursuant to the Act have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P., which served as the Bank's principal independent accountant since the Bank's inception, was one such firm. Effective January 2, 2003, Tourville, Simpson & Caskey, L.L.P. resigned as the Bank's principal independent public accountant. The firm thereafter dissolved. Elliott Davis, LLC was engaged by the Bank on January 2, 2003 to audit the Bank's financial statements for the year ended December 31, 2002, and was also selected to audit the Bank's financial statements for the year ending December 31, 2003.

         Tourville, Simpson & Caskey, L.L.P.'s report on the Bank's financial statements for the year ended December 31, 2001 (the Company was organized in February, 2001 and, accordingly, had no financial statements for 2000) neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

         The disclosures required by Regulation S-K, Item 304(b) are not applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management - Security Ownership, Positions and Terms of Office, " "Management - Directors' Age and Business Experience for the Past Five Years," "Management - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the SEC for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Mr. William C. Bochette, III, President and Chief Executive Officer, DeKalb Bankshares, Inc., 631 DeKalb Street, Camden, South Carolina 29020

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation," in registrant's definitive proxy statement filed with the SEC for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners of the Company" and the share ownership information set forth under "Management -- Security Ownership, Positions and Terms of Office of Management" in registrant's definitive proxy statement filed with the SEC for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

         Plan category              Number of securities      Weighted-average          Number of securities
                                    to be issued upon         exercise price of         remaining available
                                    exercise of               outstanding options,      for future issuance
                                    outstanding options,      warrants and rights       under equity compensation
                                    warrants and rights                                 plans (excluding securities
                                                                                        reflected in column (a)
                                            (a)                        (b)                       (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans                      88,000                $10.00                           12,000
approved by security holders

Equity compensation plans
not approved by security holders                    0                     0                                0
                                           ----------            ----------                       ----------

         TOTAL                                 88,000                $10.00                           12,000

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the SEC for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant(1)

3.2            Bylaws of Registrant(1)

4.             Specimen Common Stock Certificate(1)

10.1           The Bank of Camden 2001 Stock Option Plan

10.2           Employment  Agreement  between  The Bank of Camden and William C.
               Bochette, III

13 Portions of Registrant's 2003 Annual Report to Shareholders incorporated by reference into this Form 10-KSB

21             Subsidiaries of Registrant

31             Rule 13a-14(a)/15d-14(a) Certifications

32             Section 1350 Certifications

---------------

(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the registrant in the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services.

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" in registrant's definitive proxy statement filed with the SEC for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeKalb Bankshares, Inc.


March 29, 2004                          By:   s/William C. Bochette, III
                                           -------------------------------------
                                              William C. Bochette, III
                                              Chief Executive Officer, President
                                               and Chief Financial Officer
                                              (Principal Financial and Principal
                                               Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature                                       Title                           Date

s/D. Edward Baxley
------------------------------------------
D. Edward Baxley                                              Director                    March 29, 2004


------------------------------------------
David R. Blakely                                              Director                    ________, 2004

s/William C. Bochette, III
------------------------------------------
William C. Bochette, III                         Chief Executive Officer, President       March 29, 2004
                                                and Chief Financial Officer, Director

------------------------------------------
James D. King, Sr.                                            Director                    ________, 2004

s/Daniel D. Riddick
------------------------------------------
Daniel D. Riddick                                             Director                    March 29, 2004

s/Anne duPont Shirley
------------------------------------------
Anne duPont Shirley                                           Director                    March 29, 2004


------------------------------------------
Roderick M. Todd, Jr.                                         Director                    ________, 2004


------------------------------------------
John C. West, Jr.                                             Director                    ________, 2004

s/Sylvia U. Wood
------------------------------------------
Sylvia U. Wood                                                Director                    March 29, 2004

                                  EXHIBIT INDEX

Exhibit No.                Description


3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.             Specimen Common Stock Certificate(1)
10.1           The Bank of Camden 2001 Stock Option Plan
10.2           Employment  Agreement  between  The Bank of Camden and William C.
               Bochette, III
13             Portions  of  Registrant's  2003  Annual  Report to  Shareholders
               incorporated by reference into this Form 10-KSB
21             Subsidiaries of Registrant
31             Rule 13a-14(a)/15d-14(a) Certifications
32             Section 1350 Certifications
---------------
(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.