Form 10QSB
period 2004-03-31
DEKALB BANKSHARES INC
filed 2004-05-14
CIK 1267970

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004


                                       OR

-----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

       609,060 shares of common stock, no par value, as of April 30, 2004


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                             DEKALB BANKSHARES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.....................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and, 2003........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2004 and 2003.....................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003.....................6

Notes to Condensed Consolidated Financial Statements....................................................................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation....................................................10-14

Item 3.  Controls and Procedures.........................................................................................14

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................15

Item 6.  Exhibits and Reports on Form 8-K................................................................................15

         (a) Exhibits....................................................................................................15

         (b) Reports on Form 8-K.........................................................................................15

                             DEKALB BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                               March 31,               December 31,
                                                                                                 2004                     2003
                                                                                                 ----                     ----
                                                                                              (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $    974,203              $    867,695
     Federal funds sold ........................................................                2,012,000                 1,402,000
                                                                                             ------------              ------------
       Total cash and cash equivalents .........................................                2,986,203                 2,269,695
                                                                                             ------------              ------------
   Time deposits with other banks ..............................................                  311,572                   310,078
   Securities available-for-sale ...............................................                9,255,480                 6,938,632
   Nonmarketable equity securities .............................................                  343,213                   220,000
                                                                                             ------------              ------------
       Total investment securities .............................................                9,598,693                 7,158,632
                                                                                             ------------              ------------
   Loans receivable ............................................................               22,108,199                21,624,149
   Less allowance for loan losses ..............................................                 (303,708)                 (305,000)
                                                                                             ------------              ------------
       Loans, net ..............................................................               21,804,491                21,319,149
   Premises and equipment, net .................................................                1,385,530                 1,410,202
   Accrued interest receivable .................................................                  121,227                   111,817
   Other assets ................................................................                  445,084                   455,844
                                                                                             ------------              ------------
       Total assets ............................................................             $ 36,652,800              $ 33,035,417
                                                                                             ============              ============
Liabilities
   Deposits
     Noninterest-bearing transaction accounts ..................................             $  2,176,673              $  2,314,452
     Interest-bearing transaction accounts .....................................                3,133,228                 2,901,206
     Savings ...................................................................                3,796,010                 3,702,360
     Time deposits $100,000 and over ...........................................               10,327,492                10,085,481
     Other time deposits .......................................................                4,933,663                 4,843,043
                                                                                             ------------              ------------
                                                                                               24,367,066                23,846,542
   Advances from Federal Home Loan Bank ........................................                4,000,000                 4,000,000
   Securities sold under agreements to repurchase ..............................                3,000,000                         -
   Accrued interest payable ....................................................                   40,344                    37,793
   Other liabilities ...........................................................                   63,589                    39,236
                                                                                             ------------              ------------
       Total liabilities .......................................................               31,470,999                27,923,571
                                                                                             ------------              ------------
Shareholders' equity
   Common stock, no par value; 20,000,000 shares
     authorized, 609,060 shares issued and outstanding .........................                5,866,807                 5,866,807
   Retained earnings (deficit) .................................................                 (713,822)                 (732,329)
   Accumulated other comprehensive income (loss) ...............................                   28,816                   (22,632)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,181,801                 5,111,846
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 36,652,800              $ 33,035,417
                                                                                             ============              ============

See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                       For the three months ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                     2004                     2003
                                                                                                     ----                     ----
Interest income
   Loans, including fees ..........................................................               $ 342,804               $ 311,204
   Investment securities, taxable .................................................                  84,911                  41,184
   FHLB interest and dividends ....................................................                   2,154                     783
   Federal funds sold .............................................................                   4,304                   3,427
   Time deposits with other banks .................................................                   1,999                   1,375
                                                                                                  ---------               ---------
       Total ......................................................................                 436,172                 357,973
                                                                                                  ---------               ---------
Interest expense
   Time deposits $100,000 and over ................................................                  44,143                  35,541
   Other deposits .................................................................                  41,011                  50,275
   Other interest expense .........................................................                  39,025                  23,133
                                                                                                  ---------               ---------
       Total ......................................................................                 124,179                 108,949
                                                                                                  ---------               ---------
Net interest income ...............................................................                 311,993                 249,024
Provision for loan losses .........................................................                  17,500                  27,500
                                                                                                  ---------               ---------
Net interest income after provision for loan losses ...............................                 294,493                 221,524
                                                                                                  ---------               ---------
Other operating income
   Service charges on deposit accounts ............................................                  31,915                  26,075
   Gain on sales of securities available for sale .................................                       -                  24,019
   Residential mortgage origination fees ..........................................                  18,332                  24,741
   Other service charges, commissions and fees ....................................                   7,059                   5,111
                                                                                                  ---------               ---------
       Total ......................................................................                  57,306                  79,946
                                                                                                  ---------               ---------
Other operating expenses
   Salaries and employee benefits .................................................                 161,830                 170,091
   Occupancy expense ..............................................................                  20,759                  18,831
   Furniture and equipment expense ................................................                  11,481                  12,194
   Other operating expenses .......................................................                 127,961                 113,299
                                                                                                  ---------               ---------
       Total ......................................................................                 322,031                 314,415
                                                                                                  ---------               ---------
Income (loss) before income taxes .................................................                  29,768                 (12,945)
Income tax expense (benefit) ......................................................                  11,261                  (4,745)
                                                                                                  ---------               ---------
Net income (loss) .................................................................               $  18,507               $  (8,200)
                                                                                                  =========               =========
Earnings (loss) per share
Basic earnings per share ..........................................................               $     .03               $    (.01)

See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

          Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income for the three months ended March 31, 2004 and 2003
                                   (Unaudited)


                                                                                                        Accumulated
                                                            Common Stock               Retained            Other
                                                            ------------               Earnings        Comprehensive
                                                      Shares            Amount        (Deficit)            Income            Total
                                                      ------            ------        ---------            ------            -----
Balance,
  December 31, 2002 ...............................   609,060    $    5,866,807    $    (782,412)   $       51,066    $   5,135,461

Net income (loss)
  for the period ..................................                                       (8,200)                            (8,200)

Other
  comprehensive
  income (loss),
  net of tax of $11,079 ...........................                                                        (18,864)         (18,864)
                                                                                                                      --------------

Comprehensive
  income (loss) ...................................                                                                         (27,064)
                                                      -------    --------------    -------------    --------------    -------------

Balance,
  March 31, 2003 ..................................   609,060    $    5,866,807    $    (790,612)   $       32,202    $   5,108,397
                                                      =======    ==============    =============    ==============    =============

Balance,
  December 31, 2003 ...............................   609,060    $    5,866,807    $    (732,329)   $      (22,632)   $   5,111,846

Net income ........................................                                       18,507                             18,507
  for the period

Other
  comprehensive
  income (loss),
  net of tax of $30,215 ...........................                                                         51,448           51,448
                                                                                                                      -------------

Comprehensive
  income (loss) ...................................                                                                          69,955
                                                      -------    --------------    -------------    --------------    -------------

Balance,
  March 31, 2004 ..................................   609,060    $    5,866,807    $    (713,822)   $       28,816    $   5,181,801
                                                      =======    ==============    =============    ==============    =============

See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2004                  2003
                                                                                                     ----                  ----
Cash flows from operating activities
   Net income (loss) .................................................................           $    18,507            $    (8,200)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Provision for loan losses .....................................................                17,500                 27,500
       Depreciation and amortization expense .........................................                30,254                 31,666
       Gain on sale of securities ....................................................                     -                (24,019)
       Accretion and premium amortization ............................................                 4,277                  3,962
       Deferred income tax provision (benefit) .......................................                10,748                 (5,151)
       (Increase) decrease in interest receivable ....................................                (9,410)                 2,787
       Increase (decrease) in interest payable .......................................                 2,551                    381
       (Increase) decrease in other assets ...........................................                    12                (18,427)
       Increase in other liabilities .................................................                24,351                  8,433
                                                                                                 -----------            -----------
         Net cash provided by operating activities ...................................                98,790                 18,932
                                                                                                 -----------            -----------
Cash flows from investing activities
   Net increase in loans made to customers ...........................................              (502,842)            (2,136,021)
   Purchases of securities available-for-sale ........................................            (3,564,984)                     -
   Sales/calls or maturities of securities available-for-sale ........................               969,784                956,527
   Payments received on mortgage backed securities ...................................               325,522                252,913
   Sale (purchase) of Federal Home Loan Bank stock ...................................                20,000                (25,000)
   Purchase of Community Financial Services, Inc. stock ..............................              (143,212)                     -
   Purchases of premises and equipment ...............................................                (5,582)                     -
   Purchases of time deposits with other banks .......................................                (1,494)                     -
                                                                                                 -----------            -----------
         Net cash used by investing activities .......................................            (2,902,808)              (951,581)
                                                                                                 -----------            -----------
Cash flows from financing activities
   Net increase in demand deposits, interest-bearing transaction
     accounts and savings accounts ...................................................               187,894                161,652
   Net increase in certificates of deposit and other time deposits ...................               332,632                696,611
   Increase in advances from the Federal Home Loan Bank ..............................                     -                500,000
   Increase in securities sold under agreements to repurchase ........................             3,000,000                      -
   Issuance of common stock, net of direct costs .....................................                     -                500,000
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................             3,520,526              1,358,263
                                                                                                 -----------            -----------
Net increase in cash and cash equivalents ............................................               716,508                425,614
Cash and cash equivalents, beginning .................................................             2,269,695              2,758,871
                                                                                                 -----------            -----------
Cash and cash equivalents, end .......................................................           $ 2,986,203            $ 3,184,485
                                                                                                 ===========            ===========
Cash paid during the period for:
   Interest ..........................................................................           $   121,628            $   109,330


See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in our 2003 Annual Report on Form 10-KSB. The financial statements as of March 31, 2004 are unaudited and, in our opinion, include all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the DeKalb Bankshares, Inc. Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003 are as follows:

                                                                                Three Months Ended March 31, 2004
                                                                     ----------------------------------------------------
                                                                         Income             Shares           Per Share
                                                                       (Numerator)      (Denominator)           Amount
                                                                     -------------      -------------       -------------
     Basic earnings per share
       Income available to common shareholders ..................    $      18,507          609,060          $         .03
                                                                                                             =============
     Effect of dilutive securities
       Stock options ............................................                                -
                                                                     -------------          -------
     Diluted earnings per share
       Income available to common shareholders
         plus assumed conversions ...............................    $      18,507          609,060          $         .03
                                                                     =============          =======          =============


                                                                                Three Months Ended March 31, 2003
                                                                     ----------------------------------------------------
                                                                         Income             Shares            Per Share
                                                                       (Numerator)      (Denominator)           Amount
                                                                     -------------      -------------       -------------
     Basic earnings per share
       Income available to common shareholders ..................    $      (8,200)        609,060          $      (0.01)
                                                                                                            ============
     Effect of dilutive securities
       Stock options ............................................               -               -
                                                                     -------------         -------
     Diluted earnings per share
       Income available to common shareholders
         plus assumed conversions ...............................    $      (8,200)        609,060          $      (0.01)
                                                                     =============         =======          ============

                             DEKALB BANKSHARES, INC.

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2004 and 2003:

                                                                       Pre-tax           (Expense)          Net-of-tax
                                                                        Amount            Benefit              Amount
                                                                     -------------      -------------       -------------
     For the Three Months Ended March 31, 2004
       Unrealized gains (losses) on securities
         available-for-sale .....................................    $      81,663      $     (30,215)      $      51,448
       Plus - reclassification adjustment for gains
         (losses) realized in net income                                        -                  -                   -
                                                                     -------------      -------------       -------------
       Net unrealized gains (losses) on securities ..............           81,663            (30,215)             51,448
                                                                     -------------      --------------      -------------
       Other comprehensive income ...............................    $      81,663      $     (30,215)      $      51,448
                                                                     =============      ==============      =============

                                                                       Pre-tax           (Expense)          Net-of-tax
                                                                        Amount            Benefit              Amount
                                                                     -------------      -------------       -------------
     For the Three Months Ended March 31, 2003
       Unrealized gains (losses) on securities
         available-for-sale .....................................    $     (53,962)     $      19,966       $     (33,996)
       Plus - reclassification adjustment for gains
         (losses) realized in net income ........................           24,019             (8,887)             15,132
                                                                     -------------      -------------       -------------
       Net unrealized gains (losses) on securities ..............          (29,943)            11,079             (18,864)
                                                                     -------------      -------------       -------------
       Other comprehensive income ...............................    $     (29,943)     $      11,079       $     (18,864)
                                                                     =============      =============       =============

                             DEKALB BANKSHARES, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and the our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income, the major component of our net income, was $311,993, as compared to $249,024 for the same period in 2003, an increase of $62,969. The improvements in the 2004 period were primarily attributable to increased volume as we continued to build our loan portfolio. The average rate paid on interest-bearing liabilities decreased from 2.34% for the three months ended March 31, 2003 to 1.64% for the three months ended March 31, 2004, while the average rate realized on interest-earning assets decreased from 6.20% to 5.17%, for the same period.

The net interest spread and net interest margin were 3.53% and 3.38%, respectively, for the three month period ended March 31, 2004, compared to 3.86% and 4.31% for the three month period ended March 31, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2004 and the same period in 2003, the provision was $17,500 and $27,500, respectively. There were $251,089 in nonperforming loans at March 31, 2004 and no nonperforming loans at March 31, 2003. $251,089 in loans have been criticized or classified as of March 31, 2004. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2004 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses was 1.37% of total loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                             DEKALB BANKSHARES, INC.

Noninterest Income

Total noninterest income for the quarter ended March 31, 2004 was $57,306, a decrease of $22,640, compared to $79,946 for the same period in 2003. This decrease is primarily the result of there being no gain on sale of investment securities during the quarter ended March 31, 2004 compared to a $24,019 gain on sale of investment securities during the quarter ended March 31, 2003. Service charges on deposit accounts increased $5,840 from $26,075 for the quarter ended March 31, 2003 to $31,915 for the quarter ended March 31, 2004. This increase is the result of an increase in the number of deposit accounts during the period.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $322,031, an increase of $7,616, when compared to the same period in 2003. The primary component of noninterest expense is salaries and benefits, which were $161,830 and $170,091 for the three months ended March 31, 2004 and 2003, respectively. Other operating expenses increased from $113,299 for the three months ended March 31, 2003 to $127,961 for the three months ended March 31, 2004, due to an increase in other expenses necessary to support the overall growth of the Company.

Net Income

The Company's net income for the three months ended March 31, 2004 was $18,507 after the recognition of an income tax expense of $11,261 for the period. The net loss for the same period in 2003 was $8,200 after the recognition of an income tax benefit of $4,745.

Assets and Liabilities

During the first three months of 2004, total assets increased $3,617,383, or 10.95%, when compared to December 31, 2003. The primary growth in assets was composed of an increase in securities available for sale of $2,316,848, or 33.39%. Loans receivable increased by $484,050 when compared to December 31, 2003. Deposits increased $520,524 during the first three months of 2004. We also entered into a leveraged transaction with The Bankers Bank to borrow funds through securities sold under agreements to repurchase totaling $3,000,000. We then invested these funds in a mortgage-backed security.

Investment Securities

Investment securities totaled $9,598,693 at March 31, 2004, compared to $7,158,632 at December 31, 2003. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled
$200,000 of March 31, 2004, and stock in The Bankers Bank, which totaled $143,213 as of March 31, 2004. As discussed earlier, we purchased a $3,000,000 security as part of a leveraged transaction.

                             DEKALB BANKSHARES, INC.

Loans

Gross loans increased $484,050 during the three months ended March 31, 2004. The largest increase in loans was in residential 1-4 family loans secured by a real estate mortgage, which increased $406,477 to $9,256,284 as of March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 were as follows:

                                                                                            March 31,                   December 31,
                                                                                              2004                          2003
                                                                                              ----                          ----
 Mortgage loans on real estate
  Residential 1-4 family ...............................................                   $ 9,256,284                   $ 8,849,807
  Commercial ...........................................................                     7,119,895                     7,038,179
  Construction .........................................................                     1,346,607                     1,162,574
  Second mortgages .....................................................                       104,238                       105,743
  Equity lines of credit ...............................................                     1,491,854                     1,359,870
                                                                                           -----------                   -----------
    Total mortgage loans ...............................................                    19,318,878                    18,516,173
Commercial and industrial ..............................................                     1,758,286                     1,831,844
Consumer and other .....................................................                     1,031,035                     1,276,132
                                                                                           -----------                   -----------
    Total gross loans ..................................................                   $22,108,199                   $21,624,149
                                                                                           ===========                   ===========

Risk Elements in the Loan Portfolio

Transactions in the allowance for loan losses for the quarters ended March 31, 2004 and 2003 are summarized below:

                                                                                              March 31,                  March 31,
                                                                                                2004                       2003
                                                                                                ----                       ----
Balance, January 1 ..........................................................              $    305,000                $    245,000
Provision for loan losses for the period ....................................                    17,500                      27,500
Net loans (charged-off) recovered for the period ............................                   (18,792)                          -
                                                                                           ------------                ------------
Balance, end of period ......................................................              $    303,708                $    272,500
                                                                                           ============                ============
Gross loans outstanding, end of period ......................................              $ 22,108,199                $ 18,755,816
                                                                                           ============                ============
Allowance for loan losses to loans outstanding ..............................                      1.37%                       1.45%

There were $251,089 loans in nonaccrual status at March 31, 2004. There were no loans past due ninety days or more and still accruing interest and no restructured loans at March 31, 2004. There were no nonaccrual loans, no loans past due ninety days or more and still accruing interest, or restructured loans at March 31, 2003.

                             DEKALB BANKSHARES, INC.

Deposits

Total deposits increased $520,524 or 2.18% from December 31, 2003 to $24,367,066 at March 31, 2004. The largest increase was in time deposits $100,000 and over, which increased $242,011, or 2.4%, to $10,327,492 at March 31, 2004. These
deposits are generally more sensitive to changes in interest rates and are, therefore, considered less stable than core deposits. Expressed in percentages, noninterest-bearing deposits decreased 5.95% and all other interest-bearing deposits increased 1.75%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

                                                                                           March 31,         December 31,
                                                                                             2004                2003
                                                                                        -------------       -------------
     Noninterest-bearing transaction accounts .....................................     $   2,176,673       $   2,314,452
     Interest-bearing transaction accounts ........................................         3,133,228           2,901,206
     Savings ......................................................................         3,796,010           3,702,360
     Time deposits $100,000 and over ..............................................        10,327,492          10,085,481
     Other time deposits ..........................................................         4,933,663           4,843,043
                                                                                        -------------       -------------
         Total deposits ...........................................................     $  24,367,066       $  23,846,542
                                                                                        =============       =============

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $4,000,000 at March 31, 2004 and December 31, 2003. One of the advances totaling $500,000 is a ten year convertible advance with a one year call. It currently has a fixed interest rate of 3.23% and matures on September 6, 2011. A second advance of $1,000,000 was entered into on July 23, 2002 with a rate of interest of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an interest rate of 1.27% and can be converted by the Federal Home Loan Bank of Atlanta on March 10, 2004 and thereafter until maturity on March 10, 2006. The Company also borrowed $2,100,000 under the daily rate credit program with a rate of 1.25% as of March 31, 2004 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

We obtained securities sold under agreements to repurchase during the first three months of 2004 totaling $3,000,000. The agreement has an interest rate of 2.95% and matures January 20, 2007.

Liquidity

The Company meets its liquidity needs through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of March 31, 2004, the Company's primary sources of liquidity included federal funds sold totaling $2,012,000 and securities available-for-sale totaling $9,255,480. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,900,000 at March 31, 2004. In addition, The Company also has borrowing capacity available through the Federal Home Loan Bank. The Company's availability to borrow funds from the Federal Home Loan Bank totaled $7,330,560 of which the Company had borrowed $4,000,000 at March 31, 2004.

                             DEKALB BANKSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our 2003 Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of the discussion in this report on Form 10-QSB and in our 2003Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased $69,955 to $5,181,801 at March 31, 2004. This is the result of net income for the period of $18,507 and a positive adjustment of $28,816 for the unrealized gain on securities available for sale.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 22.64% for Tier 1 and 23.89% for total risk-based capital.

We are also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. The Federal Reserve applies its guidelines on a bank only basis for bank holding companies with less than $150 million in consolidated assets. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes The Company's risk-based capital at March 31, 2004:

Shareholders' equity ..........................................     $ 5,174,844
Less - unrealized gains on available-for-sale securities ......          28,816
                                                                    -----------
Tier 1 capital ................................................       5,146,028
Plus - allowance for loan losses(1) ...........................         284,000
                                                                    -----------
Total capital .................................................     $ 5,430,028
                                                                    ===========
Risk-weighted assets ..........................................     $22,729,000
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) ....................           23.89%
  Total capital (to risk-weighted assets) .....................           22.64%
  Tier 1 capital (to total average assets) ....................           14.55%


     (1) Limited to 1.25% of risk-weighted assets

                             DEKALB BANKSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to The Company's customers at predetermined interest rates for a specified period of time. At March 31, 2004, the Company had issued commitments to extend credit of $3,743,211 and standby letters of credit of $32,373 through various types of commercial lending arrangements. Approximately $1,827,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

                                                                After One     After Three
                                                    Within       Through        Through         Within      Greater
                                                     One          Three         Twelve           One          Than
                                                    Month         Months        Months           Year        One Year         Total
                                                    -----         ------        ------           ----        --------         -----
 (Dollars in thousands)
Unused commitments to
  extend credit ..........................         $  131         $  343         $  447         $  921         $2,822         $3,743
Standby letters  of
  credit .................................              -              -              -              -             32             32
                                                   ------         ------         ------         ------         ------         ------
    Totals ...............................         $  131         $  343         $  447         $  921         $2,854         $3,775
                                                   ======         ======         ======         ======         ======         ======

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

                             DEKALB BANKSHARES, INC.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 31, 2004, the Company held its annual meeting of shareholders at which the shareholders: (1) elected three directors to each serve a one-year term, three directors to each serve a two-year term, and three directors to each serve a three-year term; and (2) ratified appointment of Elliott Davis, LLC, as the Company's independent auditors for the year ended December 31, 2004. The votes cast with respect to each matter were as follows:

1.       Election of Directors:
                                                For                    Withheld
                                                ---                    --------

     Anne duPont Shirley                      344,067                     100
     Roderick M. Todd, Jr.                    339,067                   5,100
     John C. West, Jr.                        344,167                       0
     William C. Bochette, III                 344,167                       0
     Daniel D. Riddick                        343,867                     300
     Sylvia U. Wood                           343,167                   1,000
     D. Edward Baxley                         344,167                       0
     David R. Blakely                         344,067                     100
     James D. King                            344,167                       0

2.       Ratification of appointment of Elliott Davis, LLC

       For                          Against                           Abstain

       344,167                      1,200                              1,050


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
     exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2004

                             DEKALB BANKSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           s/William C. Bochette, III
                                       By: -------------------------------------
                                           William C. Bochette, III
                                           Chief Executive Officer, President,
                                           and Chief Financial Officer
Date:  May 12, 2004

                             DEKALB BANKSHARES, INC.

Exhibit Index

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This
          exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.