Form 10QSB
period 2004-06-30
DEKALB BANKSHARES INC
filed 2004-08-12
CIK 1267970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ----               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

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

        609,060 shares of common stock, no par value, as of July 31, 2004


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DEKALB BANKSHARES, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003......................................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 2004 and June 30, 2003 and Three months ended June 30, 2004 and 2003..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2004 and June 30, 2003...............................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and June 30, 2003...............6

         Notes to Condensed Consolidated Financial Statements..........................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................10-15

Item 3. Controls and Procedures..........................................................................................15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................16

         (a) Exhibits....................................................................................................17

         (b) Reports on Form 8-K.........................................................................................17

                             DEKALB BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                June 30,                December 31,
                                                                                                  2004                     2003
                                                                                                  ----                     ----
                                                                                              (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $    583,216              $    867,695
     Federal funds sold ........................................................                1,136,000                 1,402,000
                                                                                             ------------              ------------
       Total cash and cash equivalents .........................................                1,719,216                 2,269,695
                                                                                             ------------              ------------
Time deposits with other banks .................................................                  313,494                   310,078

Securities available-for-sale ..................................................                9,446,555                 6,938,632
Nonmarketable equity securities ................................................                  343,212                   220,000
                                                                                             ------------              ------------
                                                                                                9,789,767                 7,158,632
Loans receivable ...............................................................               23,945,738                21,624,149
   Less allowance for loan losses ..............................................                 (325,208)                 (305,000)
                                                                                             ------------              ------------
       Loans, net ..............................................................               23,620,530                21,319,149
Premises and equipment, net ....................................................                1,377,486                 1,410,202
Accrued interest receivable ....................................................                  120,425                   111,817
Other assets ...................................................................                  539,445                   455,844
                                                                                             ------------              ------------

       Total assets ............................................................             $ 37,480,363              $ 33,035,417
                                                                                             ============              ============

Liabilities
Deposits:
   Noninterest-bearing transaction accounts ....................................             $  2,186,945              $  2,314,452
   Interest-bearing transaction accounts .......................................                3,285,204                 2,901,206
   Savings .....................................................................                4,403,058                 3,702,360
   Time deposits $100,000 and over .............................................               10,633,227                10,085,481
   Other time deposits .........................................................                4,826,159                 4,843,043
                                                                                             ------------              ------------
                                                                                               25,334,593                23,846,542
Advances from Federal Home Loan Bank ...........................................                4,000,000                 4,000,000
Securities sold under agreements to repurchase .................................                3,000,000                         -
Accrued interest payable .......................................................                   35,223                    37,793
Other liabilities ..............................................................                   80,707                    39,236
                                                                                             ------------              ------------
       Total liabilities .......................................................               32,450,523                27,923,571
                                                                                             ------------              ------------

Shareholders' equity
Common stock, no par value; 20,000,000 shares
   authorized, 609,060 shares issued and outstanding ...........................                5,866,807                 5,866,807
Retained earnings (deficit) ....................................................                 (687,487)                 (732,329)
Accumulated other comprehensive income (loss) ..................................                 (149,480)                  (22,632)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,029,840                 5,111,846
                                                                                             ------------              ------------

       Total liabilities and shareholders' equity ..............................             $ 37,480,363              $ 33,035,417
                                                                                             ============              ============



                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                Six Months Ended                Three Months Ended
                                                                                     June 30,                       June 30,
                                                                                     --------                       --------
                                                                              2004             2003           2004             2003
                                                                              ----             ----           ----             ----
Interest income:
   Loans, including fees ...........................................        $711,171        $646,799        $368,367        $335,595
   Investment securities, taxable ..................................         167,064          70,748          82,153          29,563
   FHLB interest and dividends .....................................           4,440           7,185           2,286           6,402
   Federal funds sold ..............................................           9,140           7,297           4,836           3,870
   Time deposits with other banks ..................................           3,615           2,663           1,616           1,288
                                                                            --------        --------        --------        --------
       Total .......................................................         895,430         734,692         459,258         376,718
                                                                            --------        --------        --------        --------

Interest expense:
   Time deposits $100,000 and over .................................          89,958          62,658          45,815          27,117
   Other deposits ..................................................          82,147         107,768          41,136          57,493
   Other interest expense ..........................................          82,585          44,623          43,560          21,490
                                                                            --------        --------        --------        --------
       Total .......................................................         254,690         215,049         130,511         106,100
                                                                            --------        --------        --------        --------

Net interest income ................................................         640,740         519,643         328,747         270,618
Provision for loan losses ..........................................          39,000          51,000          21,500          23,500
                                                                            --------        --------        --------        --------
Net interest income after provision for
   loan losses .....................................................         601,740         468,643         307,247         247,118
                                                                            --------        --------        --------        --------

Other operating income:
   Service charges on deposit accounts .............................          73,834          54,504          41,919          28,429
   Gain on sales of securities available for sale ..................               -          24,019               -               -
   Residential mortgage origination fees ...........................          42,649          67,850          24,317          43,108
   Other service charges, commissions and fees .....................          14,364          12,399           7,304           7,288
                                                                            --------        --------        --------        --------
       Total .......................................................         130,847         158,772          73,540          78,825
                                                                            --------        --------        --------        --------

Other operating expenses:
   Salaries and employee benefits ..................................         343,901         314,792         182,072         144,701
   Occupancy expense ...............................................          40,789          38,838          20,030          20,007
   Furniture and equipment expense .................................          23,028          24,048          11,547          11,854
   Other operating expenses ........................................         253,607         239,954         125,645         126,654
                                                                            --------        --------        --------        --------
       Total .......................................................         661,325         617,632         339,294         303,216
                                                                            --------        --------        --------        --------

Income before income taxes .........................................          71,262           9,783          41,493          22,727
Income tax expense .................................................          26,420           3,778          15,158           8,523
                                                                            --------        --------        --------        --------

Net income .........................................................        $ 44,842        $  6,005        $ 26,335        $ 14,204
                                                                            ========        ========        ========        ========

Earnings per share
Basic earnings per share ...........................................        $    .07        $    .01        $    .04        $    .02
Diluted earnings per share .........................................        $    .07        $    .01        $    .04        $    .02

                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
                For the Six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                       Accumulated
                                                         Common Stock                  Retained          Other
                                                         ------------                  Earnings      Comprehensive
                                                      Shares           Amount          (Deficit)         Income            Total
                                                      ------           ------          ---------         ------            -----
Balance, December 31, 2002 ................          609,060       $ 5,866,807       $  (782,412)      $    51,066      $ 5,135,461

Net income for the period .................                                                6,005                              6,005

Other comprehensive
   income, net of tax $(11,090) ...........                                                                (18,883)         (18,883)
                                                                                                                        -----------

Comprehensive Income ......................                                                                                 (12,878)
                                                 ------------      -----------       -----------       -----------      -----------

Balance, June 30, 2003 ....................          609,060       $ 5,866,807       $  (776,407)      $    32,183      $ 5,122,583
                                                 ===========       ===========       ===========       ===========      ===========

Balance, December 31, 2003 ................          609,060         5,866,807          (732,329)          (22,632)     $ 5,111,846

Net income for the period .................                                               44,842                             44,842

Other comprehensive
   income, net of tax $74,498 .............                                                               (126,848)        (126,848)
                                                                                                                        -----------

Comprehensive Income ......................                                                                                 (82,006)
                                                 -----------       -----------       -----------       -----------      -----------

Balance, June 30, 2004 .....................         609,060       $ 5,866,807       $  (687,487)      $  (149,480)     $ 5,029,840
                                                 ===========       ===========       ===========       ===========      ===========


                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2004                2003
                                                                                                      ----                ----
Cash flows from operating activities:
   Net income ........................................................................           $    44,842            $     6,005
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses .......................................................                39,000                 51,000
     Depreciation and amortization expense ...........................................                55,340                 63,341
     Gain on sale of securities ......................................................                     -                (24,019)
     Accretion and premium amortization ..............................................                 8,230                  8,794
     Deferred income tax provision (benefit) .........................................               (50,410)                 2,349
     (Increase) decrease in interest receivable ......................................                (8,608)                 3,075
     Decrease in interest payable ....................................................                (2,570)                (4,111)
     Increase in other assets ........................................................               (33,191)                (8,289)
     Increase (decrease) in other liabilities ........................................                41,471                (14,041)
                                                                                                 -----------            -----------
       Net cash provided by operating activities .....................................                94,104                 84,104
                                                                                                 -----------            -----------

Cash flows from investing activities:
   Net increase in loans made to customers ...........................................            (2,340,381)            (3,669,361)
   Purchases of securities available-for-sale ........................................            (4,814,984)            (1,025,938)
   Sale, calls or maturities of securities available-for-sale ........................             1,074,498              1,456,539
   Payments received on mortgage backed securities ...................................             1,097,485                487,726
   Sale (Purchase) of Federal Home Loan Bank stock ...................................                20,000                (50,000)
   Purchase of The Bankers Bank stock ................................................              (143,212)                     -
   Purchases of premises and equipment ...............................................               (22,624)                     -
   Maturities (purchases) of time deposits with other banks ..........................                (3,416)                 3,267
                                                                                                 -----------            -----------
       Net cash used by investing activities .........................................            (5,132,634)            (2,797,767)
                                                                                                 -----------            -----------

Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................               957,189                440,400
   Net increase in certificates of deposit and other time deposits ...................               530,862              1,344,776
   Increase in securities sold under agreements to repurchase ........................             3,000,000                      -
   Increase in advances from the Federal Home Loan Bank ..............................                     -              1,000,000
                                                                                                 -----------            -----------
         Net cash provided by financing activities ...................................            (4,488,051)             2,785,176
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents .................................              (550,479)                71,513

Cash and cash equivalents, beginning .................................................             2,269,695              2,758,871
                                                                                                 -----------            -----------

Cash and cash equivalents, end .......................................................           $ 1,719,216            $ 2,830,384
                                                                                                 ===========            ===========

Cash paid during the period for:
   Interest ..........................................................................           $   257,260            $   219,160
                                                                                                 ===========            ===========


                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in our Annual Report on Form 10-KSB. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003, has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in DeKalb Bankshares, Inc.'s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


Note 3 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six month periods ended June 30, 2004 and 2003, and the three month periods ended June 30, 2004 and 2003 are as follows:

                                                                                               Six Months Ended June 30, 2004
                                                                                               ------------------------------
                                                                                     Income               Shares           Per Share
                                                                                  (Numerator)         (Denominator)          Amount
                                                                                  -----------         -------------          ------

Basic earnings per share
  Income available to common shareholders ...........................               $44,842               609,060             $.07
                                                                                                                              ====
Effect of dilutive securities
  Stock options .....................................................                     -                     -
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $44,482               609,060             $.07
                                                                                    =======               =======             ====

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Earnings Per Share - continued

                                                                                             Six Months Ended June 30, 2003
                                                                                             ------------------------------
                                                                                     Income               Shares           Per Share
                                                                                   (Numerator)         (Denominator)         Amount
                                                                                   -----------         -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $ 6,005               609,060             $.01
                                                                                                                              ====
Effect of dilutive securities
  Stock options .....................................................                     -                     -
                                                                                    -------               --------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions .........................................               $ 6,005               609,060             $.01
                                                                                    =======               =======             ====

                                                                                            Three Months Ended June 30, 2004
                                                                                            --------------------------------
                                                                                    Income                Shares           Per Share
                                                                                  (Numerator)          (Denominator)        Amount
                                                                                  -----------          -------------        ------
Basic earnings per share
  Income available to common shareholders ...........................               $26,335               609,060            $.04
                                                                                                                             ====
Effect of dilutive securities
  Stock options .....................................................                     -                     -
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions .........................................               $26,335               609,060            $.04
                                                                                    =======               =======            ====


                                                                                              Three Months Ended June 30, 2003
                                                                                              --------------------------------
                                                                                     Income               Shares          Per Share
                                                                                   (Numerator)         (Denominator)        Amount
                                                                                   -----------         -------------        ------

Basic earnings per share
  Income available to common shareholders ...........................               $14,204               609,060            $.02
                                                                                                                             ====
Effect of dilutive securities
  Stock options .....................................................                     -                     -
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions .........................................               $14,204               609,060            $.02
                                                                                    =======               =======            ====

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month periods ended June 30, 2004 and 2003 and for the three month periods ended June 30, 2004 and 2003:

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4 - Comprehensive Income- continued

                                                                                      Pre-Tax           (Expense)        Net-of-tax
                                                                                       Amount             Benefit          Amount
                                                                                       ------             -------          ------
For the Six-Months Ended June 30, 2004:

Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(201,347)         $  74,499         $(126,848)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................                 -                  -                 -
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (201,347)            74,499          (126,848)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(201,347)         $  74,499         $(126,848)
                                                                                     =========          =========         =========

                                                                                        Pre-Tax           (Expense)      Net-of-tax
                                                                                         Amount            Benefit          Amount
                                                                                         ------            -------          ------
For the Six-Months Ended June 30, 2003

Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $ (5,954)         $  2,203         $ (3,751)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................          (24,019)            8,887          (15,132)
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (29,973)           11,090          (18,883)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(29,973)         $ 11,090         $(18,883)
                                                                                        ========          ========         ========

                                                                                        Pre-Tax           (Expense)      Net-of-tax
                                                                                         Amount            Benefit          Amount
                                                                                         ------            -------          ------
For the Three Months Ended June 30, 2004

Unrealized  gains  (losses)  on securities:
   Unrealized holding gains (losses) arising during the period .............         $(283,010)         $ 104,714         $(178,296)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................                 -                  -                 -
                                                                                     ---------          ---------         ---------
     Net unrealized gains (losses) on securities ...........................          (283,010)           104,714          (178,296)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(283,010)         $ 104,714         $(178,296)
                                                                                     =========          =========         =========

                                                                                        Pre-Tax           (Expense)       Net-of-tax
                                                                                        Amount             Benefit           Amount
                                                                                        ------             -------           ------
For the Three Months Ended June 30, 2003

Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ...............            $ 31               $(11)              $ 20
   Plus: reclassification adjustment for gains (losses)
   realized in net income ....................................................               -                  -                  -
                                                                                          ----               ----               ----
     Net unrealized gains (losses) on securities .............................              31                (11)                20
                                                                                          ----               ----               ----
Other comprehensive income ...................................................            $ 31               $(11)              $ 20
                                                                                          ====               ====               ====

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4 - Comprehensive Income- continued

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and the our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income
For the six months ended June 30, 2004, net interest income, the major component of our net income was $640,740, compared to $519,643 for the six months ended June 30, 2003, an increase of $121,097. For the three months ended June 30, 2004, net interest income was $328,747 compared to $270,618 for the comparable period of 2003. The improvements in the 2004 periods were primarily attributable to increased volume as we continued to build our loan portfolio. The average rate realized on interest earning assets decreased from 6.07% for the six months ended June 30, 2003 to 5.27% for the 2004 period. The average rate paid on interest bearing liabilities decreased from 2.21% to 1.77% during this same period. The net interest spread and net interest margin were 3.50% and 3.77%, respectively, for the six month period ended June 30, 2004, compared to 3.86% and 4.29% for the six months ended June 30, 2003. The net interest spread and net interest margin were 3.53% and 3.79%, respectively, for the three month period ended June 30, 2004, compared to 3.97% and 4.35% for the three months ended June 30, 2003.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2004 and 2003, the provision was $39,000 and $51,000, respectively. For the three months ended June 30, 2004 and 2003, the provision for loans losses was $21,500 and $23,500, respectively. There were $154,725 in nonperforming loans at June 30, 2004 and $151,509 in nonperforming loans at June 30, 2003. There were $173,824 in classified loans as of June 30, 2004 compared to $151,509 as of June 30, 2003. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2004 to meet probable losses inherent in the loan portfolio. The allowance for loan losses was 1.36% of total loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

                             DEKALB BANKSHARES, INC.

Noninterest Income

Total noninterest income for the six months ended June 30, 2004 was $130,847, a decrease of $27,925, compared to $158,772 for the six months ended June 30, 2003. There were no gains on sales of securities during the six months ended June 30, 2004 as compared to $24,019 for the same period in 2003. Total noninterest income for the quarter ended June 30, 2004 was $73,540 compared to $78,825 for the comparable period of 2003. Service charges on deposit accounts increased from $28,429 for the three months ended June 30, 2003 to $41,919 for the three months ended June 30, 2004. Service charges on deposit accounts increased from $54,504 for the six months ended June 30, 2003 to $73,834 for the six months ended June 30, 2004. The increase during these comparable periods is due to an in increase in deposit accounts. Residential mortgage origination fees decreased from $43,108 for the three months ended June 30, 2003 to $24,317 for the comparable 2004 period. Residential mortgage origination fees were down due to a smaller amount of new loan originations during the six months ended June 30, 2004 when compared to the six months ended June 30, 2003.


Noninterest Expense

Total noninterest expense for the first six months of 2004 was $661,325, an increase of $43,693, when compared to the six months ended June 30, 2003. For the quarter ended June 30, 2004, noninterest expense was $339,294, an increase of $36,078 over the comparable period of 2003.

The primary component of noninterest expense is salaries and benefits, which were $343,901 and $314,792 for the six months ended June 30, 2004 and 2003, respectively. Salaries and benefit expense totaled $182,072 and $144,701 for the three months ended June 30, 2004 and 2003, respectively. Other operating expense increased from $239,954 for the six months ended June 30, 2003 to $253,607 for the six months ended June 30, 2004, due to the overall growth in the Bank. Other operating expenses for the three month periods ended June 30, 2004 and 2003 totaled $125,645 and $126,654 respectively.


Net Income

Net income for the six months ended June 30, 2004 totaled $44,842 compared to $6,005 for the comparable 2003 period. The net earnings are after the recognition of an income tax expense of $26,420 and $3,778 for the six months ended June 30, 2004 and 2003, respectively. The net earnings for the quarter ended June 30, 2004 were $26,335 compared to $14,204 for the quarter ended June 30, 2003. The net earnings were after the recognition of income tax expense in the amount of $15,158 and $8,523 for the three months ended June 30, 2004 and 2003, respectively.


Assets and Liabilities

During the first six months of 2004, total assets increased $4,444,946, or 13.46%, when compared to December 31, 2003. The primary growth in assets was composed of an increase in securities available for sale of $2,507,923, or 36.14%. Loans receivable increased by $2,321,589 when compared to December 31, 2003. Deposits increased $1,488,051 during the first six months of 2004. During the first quarter of 2004, we entered into a leveraged transaction with The
Bankers Bank to borrow funds through securities sold under agreements to repurchase totaling $3,000,000. We then invested these funds in a mortgage-backed security.


Investment Securities

Investment securities totaled $9,789,767 as of June 30, 2004, compared to $7,158,632 at December 31, 2003. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled $200,000, and stock in The Bankers Bank, which totaled $143,212 as of June 30, 2004. As discussed earlier we purchased a $3,000,000 security as part of a leveraged transaction during the first quarter of 2004.

                             DEKALB BANKSHARES, INC.

Loans

Gross loans increased $2,321,589 during the six months ended June 30, 2004. The largest increase in loans was in real estate mortgage loans which increased
$918,816 to $9,768,623 as of June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                     June 30,       December 31,
                                                       2004            2003
                                                       ----            ----
Mortgage loans on real estate:

   Real estate 1- 4 family .................       $ 9,768,623       $ 8,849,807
   Commercial ..............................         7,187,270         7,038,179
   Construction ............................         1,610,353         1,162,574
   Second mortgages ........................           102,744           105,743
   Equity lines of credit ..................         1,583,076         1,359,870
                                                   -----------       -----------
       Total mortgage loans ................        20,252,066        18,516,173
Commercial and industrial ..................         2,741,641         1,831,844
Consumer and other .........................           952,030         1,276,132
                                                   -----------       -----------
       Total gross loans ...................       $23,945,738       $21,624,149
                                                   ===========       ===========

Risk Elements in the Loan Portfolio

The following is a summary of the risk elements in the loan portfolio:

                                                           June 30,     June 30,
                                                             2004         2003
                                                             ----         ----
Loans: Non-accrual ...................................     $154,725     $134,156
Accruing loans more than 90 days past due ............     $      -     $ 17,353
Loans identified by internal review mechanism:
   Criticized ........................................     $ 19,098     $      -
   Classified ........................................     $173,823     $151,509

Activity in the Allowance for Loan Losses is as follows:

                                                        June 30,       June 30,
                                                         2004           2003
                                                         ----           ----
Balance, January 1, ..............................   $   305,000    $   245,000
Provision for loan losses for the period .........        39,000         51,000
Net loans (charged-off) recovered for the period..       (18,792)             -
                                                     -----------    -----------

Balance, end of period ...........................   $   325,208    $   296,000
                                                     ===========    ===========

Gross loans outstanding, end of period ...........   $23,945,737    $20,289,156
                                                     ===========    ===========

Allowance for loan losses to loans outstanding ...          1.36%          1.46%

Deposits

Total deposits increased $1,488,051, or 6.24%, from December 31, 2003 to $25,334,593 at June 30, 2004. The largest increase was in savings accounts, which increased $700,698, or 18.93%, to $4,403,058 at June 30, 2004. Expressed
in percentages, noninterest-bearing deposits decreased 5.5% and all other interest-bearing deposits increased 7.50%.

                             DEKALB BANKSHARES, INC.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                                       June 30,     December 31,
                                                         2004            2003
                                                         ----            ----
Noninterest-bearing transaction accounts .......     $ 2,186,945     $ 2,314,452
Interest-bearing transaction accounts ..........       3,285,204       2,901,206
Savings ........................................       4,403,058       3,702,360
Time deposits $100,000 and over ................      10,633,227      10,085,481
Other time deposits ............................       4,826,159       4,843,043
                                                     -----------     -----------
       Total deposits ..........................     $25,334,593     $23,846,542
                                                     ===========     ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $4,000,000 at June 30, 2004, and December 31, 2003. One of the advances totaling $500,000 is a ten year convertible advance with a one year call. It currently has a fixed interest rate of 3.23% and matures on September 6, 2011. Another advance of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an adjustable interest rate of 1.47% as of June 30, 2004. We also borrowed $2,100,000 under the daily rate credit program with a rate of 1.70% as of June 30, 2004 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

We obtained securities sold under agreements to repurchase during the first quarter of 2004 totaling $3,000,000. The agreement has an interest rate of 2.95% and matures January 20, 2007.

Liquidity

Our Company meets its liquidity needs through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of June 30, 2004, our Company's primary sources of liquidity included federal funds sold totaling $1,136,000 and securities available-for-sale totaling $9,446,555. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,400,000 at June 30, 2004. In addition, the Company also has borrowing capacity available through the Federal Home Loan Bank. At June 30, 2004, the Company's ability to borrow funds from the Federal Home Loan Bank totaled $7,495,200, of which the Company had borrowed $4,000,000 as of June 30, 2004.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed in our Annual Report on Form on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of this discussion and the discussion in our 2003 Annual Report on Form 10-KSB that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                             DEKALB BANKSHARES, INC.

Capital Resources

Total shareholders' equity decreased $82,006 to $5,029,840 at June 30, 2004. This is the result of net earnings for the period of $44,842, which was partially offset by a negative adjustment of $126,848 for the unrealized gain on securities available for sale.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

The following table summarizes the Company's risk-based capital at June 30, 2004:

Shareholders' equity ..........................................   $  5,022,885
Less: unrealized losses on available-for-sale securities ......       (149,480)
                                                                  ------------
Tier 1 capital ................................................      5,172,365
Plus: allowance for loan loss includable in Tier 2 capital(1) .        304,000
                                                                  ------------
Total risk-based capital ......................................   $  5,476,365
                                                                  ============

Risk-weighted assets ..........................................   $ 24,321,000
                                                                  ============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ...................          21.27%
   Total risk-based capital (to risk-weighted assets) .........          22.52%
   Tier 1 capital (to total average assets) ...................          13.89%

(1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Company had issued commitments to extend credit of $4,418,363 and standby letters of credit of $150,000 through various types of lending arrangements. Approximately $2,347,000 of these commitments to extend credit had variable rates.

                             DEKALB BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

                                                              After One     After Three
                                                Within         Through        Through                        Greater
                                                   One           Three         Twelve         Within            Than
(Dollars in thousands)                           Month          Months         Months        One Year        One Year         Total
                                                 -----          ------         ------        --------        --------         -----
Unused commitments
   to extend credit ......................  $        -      $       531    $       504     $     1035     $     3,383    $     4,418
Standby letters of  credit ...............           -                -            118            118              32            150
                                            ----------      -----------    -----------     ----------     -----------    -----------
     Total ...............................  $        -      $       531    $       622     $    1,153     $     3,415    $     4,568
                                            ==========      ===========    ===========     ==========     ===========    ===========

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004

                             DEKALB BANKSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      s/William C. Bochette, III
                                  By: -----------------------------------------
                                      William C. Bochette, III
                                      Chief Executive Officer, President, and
                                      Chief Financial Officer

Date:  August 10, 2004

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