Form 10QSB
period 2004-09-30
DEKALB BANKSHARES INC
filed 2004-11-15
CIK 1267970

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

   X
-------            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                  803.432.7575
                (Issuer's telephone number, including area code)
                ------------------------------------------------

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

      610,139 shares of common stock, no par value, as of October 31, 2004


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DEKALB BANKSHARES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003..................................3

        Condensed Consolidated Statements of Income - Nine months ended September 30, 2004 and 2003 and Three months ended September 30, 2004 and 2003.............................................................4

        Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
         Nine months ended September 30, 2004 and 2003....................................................................5

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003...................6

        Notes to Condensed Consolidated Financial Statements...........................................................7-10

        Item 2. Management's Discussion and Analysis or Plan of Operation.............................................11-16

Item 3. Controls and Procedures..........................................................................................17

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................18

Item 6. Exhibits.........................................................................................................18

             Exhibits....................................................................................................18

                             DEKALB BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                    September 30,      December 31,
                                                                                                        2004               2003
                                                                                                        ----               ----
                                                                                                     (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks ...............................................................       $  1,270,725        $    867,695
     Federal funds sold ....................................................................          2,638,000           1,402,000
                                                                                                   ------------        ------------
       Total cash and cash equivalents .....................................................          3,908,725           2,269,695
                                                                                                   ------------        ------------
Time deposits with other banks .............................................................            313,494             310,078
Securities available-for-sale ..............................................................         10,010,763           6,938,632
Nonmarketable equity securities ............................................................            418,212             220,000
                                                                                                   ------------        ------------
                                                                                                     10,428,975           7,158,632
Loans receivable ...........................................................................         24,986,964          21,624,149
   Less allowance for loan losses ..........................................................           (236,302)           (305,000)
                                                                                                   ------------        ------------
       Loans, net ..........................................................................         24,750,662          21,319,149
Premises and equipment, net ................................................................          1,366,827           1,410,202
Accrued interest receivable ................................................................            137,121             111,817
Other assets ...............................................................................            446,360             455,844
                                                                                                   ------------        ------------

       Total assets ........................................................................       $ 41,352,164        $ 33,035,417
                                                                                                   ============        ============

Liabilities
Deposits:
   Noninterest-bearing transaction accounts ................................................       $  2,894,396        $  2,314,452
   Interest-bearing transaction accounts ...................................................          4,046,976           2,901,206
   Savings .................................................................................          4,130,429           3,702,360
   Time deposits $100,000 and over .........................................................         11,998,940          10,085,481
   Other time deposits .....................................................................          5,063,507           4,843,043
                                                                                                   ------------        ------------
                                                                                                     28,134,248          23,846,542
Securities sold under agreements to repurchase .............................................          3,000,000                   -
Advances from Federal Home Loan Bank .......................................................          4,900,000           4,000,000
Accrued interest payable ...................................................................             49,380              37,793
Other liabilities ..........................................................................             81,285              39,236
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         36,164,913          27,923,571
                                                                                                   ------------        ------------

Shareholders' equity
Common stock, no par value;  20,000,000 shares  authorized,  610,139 and 609,060 shares issued and outstanding at September 30, 2004 and
   December 31, 2003, respectively .........................................................          5,877,597           5,866,807
Retained earnings (deficit) ................................................................           (665,660)           (732,329)
Accumulated other comprehensive loss .......................................................            (24,686)            (22,632)
                                                                                                   ------------        ------------
       Total shareholders' equity ..........................................................          5,187,251           5,111,846
                                                                                                   ------------        ------------

       Total liabilities and shareholders' equity ..........................................       $ 41,352,164        $ 33,035,417
                                                                                                   ============        ============

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                         Nine Months Ended                  Three Months Ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                       2004              2003              2004              2003
                                                                       ----              ----              ----              ----
Interest income:
   Loans, including fees ...................................        $1,106,222        $  995,777        $  395,051        $  348,978
   Investment securities, taxable ..........................           257,502           103,702            90,438            32,954
   FHLB interest and dividends .............................             7,938             9,607             3,498             2,422
   Federal funds sold ......................................            14,621             9,324             5,481             2,028
   Time deposits with other banks ..........................             5,153             3,986             1,538             1,322
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................         1,391,436         1,122,396           496,006           387,704
                                                                    ----------        ----------        ----------        ----------

Interest expense:
   Time deposits $100,000 and over .........................           144,251           102,297            54,293            39,639
   Other deposits ..........................................           126,226           154,245            44,079            46,477
   Other interest expense ..................................           133,507            64,693            50,922            20,071
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           403,984           321,235           149,294           106,187
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................           987,452           801,161           346,712           281,517
Provision for loan losses ..................................            76,000            80,000            37,000            29,000
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for
   loan losses .............................................           911,452           721,161           309,712           252,517
                                                                    ----------        ----------        ----------        ----------

Noninterest income:
   Service charges on deposit accounts .....................           107,914            87,072            34,080            32,568
   Gain on sales of securities available for
     sale ..................................................                 -            41,249                 -            17,230
   Residential mortgage origination fees ...................            64,104           126,310            21,455            58,461
   Other service charges, commissions
     and fees ..............................................            22,180            18,045             7,816             5,646
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           194,198           272,676            63,351           113,905
                                                                    ----------        ----------        ----------        ----------

Noninterest expenses:
   Salaries and employee benefits ..........................           517,394           472,296           173,493           157,503
   Occupancy expense .......................................            61,834            58,461            21,045            19,623
   Furniture and equipment expense .........................            35,069            37,409            12,041            13,361
   Other operating expenses ................................           385,164           378,334           131,556           138,381
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           999,461           946,500           338,135           328,868
                                                                    ----------        ----------        ----------        ----------

Income before income taxes .................................           106,189            47,337            34,928            37,554
Income tax expense .........................................            39,520            17,751            13,100            14,083
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $   66,669        $   29,586        $   21,828        $   23,471
                                                                    ==========        ==========        ==========        ==========

Earnings per share
Basic earnings per share ...................................        $      .11        $      .05        $      .04        $      .04
Diluted earnings per share .................................        $      .11        $      .05        $      .04        $      .04

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                        Condensed Consolidated Statements
                of Shareholders' Equity and Comprehensive Income
             For the nine months ending September 30, 2004 and 2003
                                   (Unaudited)


                                                                                                        Accumulated
                                                        Common Stock                    Retained           Other
                                                        ------------                    Earnings        Comprehensive
                                                     Shares           Amount           (Deficit)           Income            Total
                                                     ------           ------           ---------           ------            -----
Balance,
   December 31, 2002 ......................          609,060       $ 5,866,807       $  (782,412)      $    51,066      $ 5,135,461

Net income
   for the period .........................                                               29,586                             29,586

Other comprehensive
   income, net of tax $53,992 .............                                                                (91,933)         (91,933)
                                                                                                                        -----------

Comprehensive Income (loss) ...............                                                                                 (62,347)
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   September 30, 2003 .....................          609,060       $ 5,866,807       $  (752,826)      $   (40,867)     $ 5,073,114
                                                     =======       ===========       ===========       ===========      ===========

Balance,
   December 31, 2003 ......................          609,060       $ 5,866,807       $  (732,329)      $   (22,632)     $ 5,111,846

Net income
   for the period .........................                                               66,669                             66,669

Other comprehensive
   income, net of tax $1,206 ..............                                                                 (2,054)          (2,054)
                                                                                                                        -----------

Comprehensive income ......................                                                                                  64,615

Exercise of stock options .................            1,079            10,790                                               10,790
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   September 30, 2004 .....................          610,139       $ 5,877,597       $  (665,660)      $   (24,686)     $ 5,187,251
                                                     =======       ===========       ===========       ===========      ===========

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                       2004                   2003
                                                                                                       ----                   ----
Cash flows from operating activities:
   Net income ........................................................................           $    66,669            $    29,586
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses .......................................................                76,000                 80,000
     Depreciation and amortization expense ...........................................                81,461                 95,141
     Gain on sale of securities ......................................................                     -                (41,249)
     Accretion and premium amortization ..............................................                12,678                  5,162
     Deferred income tax provision ...................................................                34,660                 16,044
     (Increase) decrease in interest receivable ......................................               (25,303)                 1,305
     Increase (decrease) in interest payable .........................................                11,587                 (3,466)
     Increase in other assets ........................................................               (25,178)               (27,425)
     Increase in other liabilities ...................................................                42,050                  4,959
                                                                                                 -----------            -----------
       Net cash provided by operating activities .....................................               274,624                160,057
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Net increase in loans made to customers ...........................................            (3,507,513)            (4,601,250)
   Purchases of securities available-for-sale ........................................            (6,076,919)            (5,075,763)
   Sale, calls or maturities of securities available-for-sale ........................             1,501,206              3,059,066
   Payments received on mortgage backed securities ...................................             1,488,850                871,506
   Sale of Federal Home Loan Bank stock ..............................................               (55,000)               (50,000)
   Sale of The Bankers Bank stock ....................................................              (143,212)                     -
   Purchases of premises and equipment ...............................................               (38,086)                (5,871)
   Maturities (purchases) of time deposits with other banks ..........................                (3,416)                 3,267
                                                                                                 -----------            -----------
       Net cash used by investing activities .........................................            (6,834,090)            (5,799,045)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Exercise of stock options .........................................................                10,790                      -
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................             2,153,783              1,402,371
   Net increase in certificates of deposit and other time deposits ...................             2,133,923              4,007,354
   Increase in securities sold under agreements to repurchase ........................             3,000,000                      -
   Increase in advances from the Federal Home Loan Bank ..............................               900,000                800,000
                                                                                                 -----------            -----------
     Net cash provided by financing activities .......................................             8,198,496              6,209,725
                                                                                                 -----------            -----------
Net increase in cash and cash equivalents ............................................             1,639,030                570,737
Cash and cash equivalents, beginning .................................................             2,269,695              2,758,871
                                                                                                 -----------            -----------
Cash and cash equivalents, end .......................................................           $ 3,908,725            $ 3,329,608
                                                                                                 ===========            ===========
Cash paid during the period for:
   Interest ..........................................................................           $   392,397            $   324,701
                                                                                                 ===========            ===========
   Taxes .............................................................................           $     1,920            $       540
                                                                                                 ===========            ===========

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in DeKalb Bankshares, Inc.'s 2003 Annual Report on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date.

Note 2 - Recently Issued Accounting Pronouncements

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after September 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (losses) per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                             2004                      2003
                                                                                             ----                      ----
Net income, as reported ....................................................               $   66,669                $  29,586
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............................                   (7,858)                       -
                                                                                           ----------               ----------

Pro forma net income .......................................................               $   58,811                $  29,586
                                                                                           ==========               ==========

Earnings per share:
  Basic - as reported ......................................................               $      .11               $      .05
                                                                                           ==========               ==========
  Basic - pro forma ........................................................               $      .10               $      .05
                                                                                           ==========               ==========

  Diluted - as reported ....................................................               $      .11               $      .05
                                                                                           ==========               ==========
  Diluted - pro forma ......................................................               $      .10               $      .05
                                                                                           ==========               ==========


                                                                                             Three Months Ended September 30,
                                                                                             --------------------------------
                                                                                              2004                     2003
                                                                                              ----                     ----
Net income, as reported ....................................................               $   21,828               $   23,471
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............................                        -                        -
                                                                                           ----------               ----------

Pro forma net income .......................................................               $   21,828               $   23,471
                                                                                           ==========               ==========

Earnings per share:
  Basic - as reported ......................................................               $      .04               $      .04
                                                                                           ==========               ==========
  Basic - pro forma ........................................................               $      .04               $      .04
                                                                                           ==========               ==========

   Diluted - as reported ...................................................               $      .04               $      .04
                                                                                           ==========               ==========
   Diluted - pro forma .....................................................               $      .04               $      .04
                                                                                           ==========               ==========

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine months ended September 30, 2004 and 2003, and the three months ended September 30, 2004 and 2003 are as follows:

                                                                                           Nine Months Ended September 30, 2004
                                                                                           ------------------------------------
                                                                                     Income               Shares           Per Share
                                                                                  (Numerator)         (Denominator)          Amount
                                                                                  -----------         -------------          ------
Basic earnings per share
  Income available to common shareholders ...........................               $66,669               609,095               $.11
                                                                                                                                ====
Effect of dilutive securities
  Stock options .....................................................                                      1,038
                                                                                    -------               ------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $66,669               610,133               $.11
                                                                                    =======               =======               ====


                                                                                            Nine Months Ended September 30, 2003
                                                                                            ------------------------------------
                                                                                     Income               Shares           Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
  Income available to common shareholders .............................              $29,586              609,060              $0.05
                                                                                                                               =====
Effect of dilutive securities
  Stock options .......................................................                    -                    -
                                                                                     -------              -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ..........................................              $29,586              609,060              $0.05
                                                                                     =======              =======              =====


                                                                                        Three Months Ended September 30, 2004
                                                                                        -------------------------------------
                                                                                     Income               Shares          Per Share
                                                                                  (Numerator)         (Denominator)         Amount
                                                                                  -----------         -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $21,828               609,166               $.04
                                                                                                                                ====
Effect of dilutive securities
  Stock options .....................................................                     -                 2,441
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $21,828               611,607               $.04
                                                                                    =======               =======               ====


                                                                                           Three Months Ended September 30, 2003
                                                                                           -------------------------------------
                                                                                     Income              Shares            Per Share
                                                                                   (Numerator)       (Denominator)           Amount
                                                                                   -----------       -------------           ------
Basic earnings per share
  Income available to common shareholders .............................              $23,471              609,060              $0.04
                                                                                                                               =====
Effect of dilutive securities
  Stock options .......................................................                    -                    -
                                                                                     -------              -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ..........................................              $23,471              609,060              $0.04
                                                                                     =======              =======              =====

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine month periods ended September 30, 2004 and 2003, and for the three months ended September 30, 2004 and 2003:

                                                                                     Pre-Tax           (Expense)        Net-of-tax
                                                                                      Amount             Benefit          Amount
                                                                                      ------             -------          ------
For the Nine Months Ended September 30, 2004:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ...................   $(3,260)           $ 1,206           $(2,054)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ........................................................         -                  -                 -
                                                                                     -------            -------           -------
   Net unrealized gains (losses) on securities ...................................    (3,260)             1,206            (2,054)
                                                                                     -------            -------           -------
Other comprehensive income (loss) ................................................   $(3,260)           $ 1,206           $(2,054)
                                                                                     =======            =======           =======


                                                                                     Pre-Tax           (Expense)        Net-of-tax
                                                                                      Amount             Benefit          Amount
                                                                                      ------             -------          ------
For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(104,676)         $  38,730         $ (65,946)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................           (41,249)            15,262           (25,987)
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (145,925)            53,992           (91,933)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(145,925)         $  53,992         $ (91,933)
                                                                                     =========          =========         =========


                                                                                     Pre-Tax           (Expense)        Net-of-tax
                                                                                      Amount             Benefit          Amount
                                                                                      ------             -------          ------
For the Three Months Ended September 30, 2004:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .................       $198,086         $(73,292)         $124,794
   Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................              -                -                 -
                                                                                       --------         --------          --------
   Net unrealized gains (losses) on securities .................................        198,086          (73,292)          124,794
                                                                                       --------         --------          --------
Other comprehensive income (loss) ..............................................       $198,086         $(73,292)         $124,794
                                                                                       ========         ========          ========


                                                                                     Pre-Tax           (Expense)        Net-of-tax
                                                                                      Amount             Benefit          Amount
                                                                                      ------             -------          ------
For the Three Months Ended September 30, 2003:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $ (98,721)         $  36,527         $ (62,194)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................           (17,230)             6,375           (10,855)
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (115,951)            42,902           (73,049)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(115,951)         $  42,902         $ (73,049)
                                                                                     =========          =========         =========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available-for-sale, net of the deferred tax effects.

                             DEKALB BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, adequacy of our allowance for loan losses and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," "intend," "project," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and the our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income, the major component of the Company's net income was $987,452, compared to $801,161 for the same period in 2003, an increase of $186,291. For the three months ended September 30, 2004, net interest income was $346,712 compared to $281,517 for the comparable period of 2003. The improvements in the 2004 periods were primarily attributable to increased loan volume as the Company continued to build its loan portfolio, and to an increase in the investment portfolio. The average rate realized on interest-earning assets decreased from 6.04% for the nine months ended September 30, 2003 to 5.29% for the 2004 period. The average rate paid on interest-bearing liabilities decreased from 2.10% to 1.80% during this same period. The net interest spread and net interest margin were 3.48% and 3.75%, respectively for the nine months ended September 30, 2004, compared to 3.94% and 4.31% for the nine months ended September 30, 2003. The net interest spread and net interest margin were 3.44% and 3.72% for the three months ended September 30, 2004, compared to 3.85% and 4.19% for the three months ended September 30, 2003.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2004 and 2003, the provision was $76,000 and $80,000, respectively. For the three months ended September 30, 2004 and 2003, the provision for loans losses was $37,000 and $29,000, respectively. There were no nonperforming loans at September 30, 2004 and $161,765 in nonperforming loans at September 30, 2003. $25,646 in loans have been criticized or classified as of September 30, 2004. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2004 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses is 0.95% of total loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                             DEKALB BANKSHARES, INC.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2004 was $194,198 compared to $272,676 for the comparable period in 2003, a decrease of $78,478. The decrease is attributable to a reduction in residential mortgage origination fees when compared to the previous period, and the absence of gains on the sale of securities available for sale. For the nine months ended September 30, 2004, fees on residential mortgage loan originations totaled $64,104, compared to $126,310 for the comparable period in 2003. This decrease is the result of a reduction in refinance activity. For the nine months ended September 30, 2004, there were no gains on the sale of securities available for sale compared to gains of $41,249 for the comparable 2003 period. Total noninterest income for the three months ended September 30, 2004 was $63,351, compared to $113,905 for the 2003 period. The decrease is attributable to a $37,006 reduction in residential mortgage origination fees and a $17,230 one-time gain on the sale of securities during the 2003 quarter.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 was $999,461 compared to $946,500 for the nine months ended September 30, 2003, an increase of $52,961. For the quarter ended September 30, 2004, noninterest expense was $338,135 an increase of $9,267, over the comparable period of 2003.

The primary component of noninterest expense is salaries and benefits, which were $517,394 for the nine months ended September 30, 2004 compared to $472,296 for the same period in 2003. Salaries and benefits expense totaled $173,493 and $157,503 for the three months ended September 30, 2004 and 2003, respectively. Other operating expenses were $385,164 for the nine months ended September 30, 2004, compared to $378,334 for the nine months ended September 30, 2003. This increase is the result of various increases in expenses necessary to support the growth of the Company. Other operating expenses were $131,556 for the quarter ended September 30, 2004, compared to $138,381 for the same period in 2003.

Net Income

The Company's net income for the nine months ended September 30, 2004 totaled $66,669 compared to $29,586 for the comparable 2003 period. The net earnings are after the recognition of an income tax expense of $39,520 and $17,751 for the nine months ended September 30, 2004 and 2003, respectively. The net earnings for the quarter ended September 30, 2004 were $21,828 compared to $23,471 for the quarter ended September 30, 2003. The net earnings were after the recognition of income tax expense in the amount of $13,100 and $14,083 for the three months ended September 30, 2004 and 2003, respectively.

Assets and Liabilities

During the nine month period ended September 30, 2004, total assets increased $8,316,747, or 25.18%, when compared to December 31, 2003. During this period, gross loans increased $3,362,815 and total investments increased $3,270,343. This increase in assets was funded by a $4,287,706 increase in deposits and a $3,900,000 increase in advances and other borrowed money.

Investment Securities

Investment securities totaled $10,428,975 as of September 30, 2004, compared to $7,158,632 at December 31, 2003. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled
$275,000, and stock in Community Financial Services, Inc., which totaled $143,212 as of September 30, 2004.

                             DEKALB BANKSHARES, INC.

Loans

Gross loans increased $3,362,815 during the nine months ended September 30, 2004. The largest increase in loans was in real estate 1-4 family which increased $1,239,515 to $10,089,322 as of September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                                                          September 30,                 December 31,
                                                                                               2004                        2003
                                                                                               ----                        ----
Mortgage loans on real estate:
   Real estate 1- 4 family .............................................                   $10,089,322                   $ 8,849,807
   Commercial ..........................................................                     7,178,825                     7,038,179
   Construction ........................................................                     2,157,469                     1,162,574
   Second mortgages ....................................................                       101,167                       105,743
   Equity lines of credit ..............................................                     1,635,968                     1,359,870
                                                                                           -----------                   -----------
       Total mortgage loans ............................................                    21,162,751                    18,516,173
Commercial and industrial ..............................................                     2,782,703                     1,831,844
Consumer and other .....................................................                     1,041,510                     1,276,132
                                                                                           -----------                   -----------
       Total gross loans ...............................................                   $24,986,944                   $21,624,149
                                                                                           ===========                   ===========

Risk Elements in the Loan Portfolio

The following is a summary of the risk elements in the loan portfolio:

                                                                                               September 30,            December 31,
                                                                                                   2004                      2003
                                                                                                   ----                      ----
Loans: Non-accrual ...............................................................                $       -                 $126,765
Accruing loans more than 90 days past due ........................................                $       -                 $      -
Loans identified by internal review mechanism:
   Criticized ....................................................................                $  25,646                 $      -
   Classified ....................................................................                $       -                 $  9,850

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Company's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Company will sustain a loss if the deficiencies are not corrected.

Activity in the Allowance for Loan Losses is as follows:

                                                                                           September 30,               September 30,
                                                                                               2004                         2003
                                                                                               ----                         ----
Balance, January 1, .........................................................              $    305,000                $    245,000
Provision for loan losses for the period ....................................                    76,000                      80,000
Net loans (charged-off) recovered for the period ............................                  (144,698)                          -
                                                                                           ------------                ------------

Balance, end of period ......................................................              $    236,302                $    325,000
                                                                                           ============                ============

Gross loans outstanding, end of period ......................................              $ 24,986,964                $ 21,221,045
                                                                                           ============                ============

Allowance for loan losses to loans outstanding ..............................                      0.95%                       1.53%

                             DEKALB BANKSHARES, INC.

Deposits

Total deposits increased $4,287,706 or 17.98%, from December 31, 2003 to $28,134,248 at September 30, 2004. The largest increase was in time deposits $100,000 and over which increased $1,913,459, or 18.97%, to $11,998,940 at
September 30, 2004. These deposits are generally more sensitive to changes in interest rates and are, therefore, considered less stable than core deposits. Noninterest-bearing deposits increased 25.06% to $2,894,396 as of September 30, 2004.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                                   September 30,   December 31,
                                                      2004              2003
                                                      ----              ----
Noninterest-bearing transaction accounts .......  $ 2,894,396       $ 2,314,452
Interest-bearing transaction accounts ..........    4,046,976         2,901,206
Savings ........................................    4,130,429         3,702,360
Time deposits $100,000 and over ................   11,998,940        10,085,481
Other time deposits ............................    5,063,507         4,843,043
                                                  -----------       -----------
       Total deposits ..........................  $28,134,248       $23,846,542
                                                  ===========       ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $4,900,000 as of September 30, 2004, as compared to $4,000,000 as of December 31, 2003. One of the advances totaling $500,000 is a ten year convertible advance with a one year call. It currently has a fixed interest rate of 3.23% and matures on September 6, 2011. Another advance of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an adjustable interest rate of 1.86% as of September 30, 2004. Another advance totaling $1,000,000 has a fixed interest rate of 2.47% and matures August 26, 2005. We also borrowed $2,000,000 under the daily rate credit program with a rate of 2.15% as of September 30, 2004 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

We obtained securities sold under agreements to repurchase during the first quarter of 2004 totaling $3,000,000. The agreement has an interest rate of 2.95% and matures January 20, 2007.

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of September 30, 2004, the Company's primary sources of liquidity included federal funds sold totaling $2,638,000 and un-pledged securities available-for-sale totaling $350,000 The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,400,000 at September 30, 2004. In addition, the Company also has borrowing capacity available through the Federal Home Loan Bank. As of September, 30, 2004 the Company's ability to borrow funds from the Federal Home Loan Bank totaled $8,270,000 of which the Company had borrowed $4,900,000 as of September 30, 2004.

                             DEKALB BANKSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the financial statements of DeKalb Bankshares, Inc. at December 31, 2003 as filed in our 2003 Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of this report and our 2003 Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased $75,404 from December 31, 2003 to $5,187,250 at September 30, 2004. This is the result of net income for the period of $66,669, which was offset by a negative adjustment of $2,054 for the unrealized loss on securities available for sale, and $10,790 in common stock sale proceeds from the exercise of stock options.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Bank includes common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital includes the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

The following table summarizes the Bank's risk-based capital at September 30, 2004:

Shareholders' equity ..........................................   $  5,169,570
Less: unrealized losses on available-for-sale securities ......        (24,686)
                                                                  ------------
Tier 1 capital ................................................      5,194,256
Plus: allowance for loan loss includable in Tier 2 capital(1) .        236,302
                                                                  ------------
Total risk-based capital ......................................   $  5,430,558
                                                                  ============

Risk-weighted assets ..........................................   $ 25,986,000
                                                                  ============

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ...................          19.98%
   Total risk-based capital (to risk-weighted assets) .........          20.89%
   Tier 1 capital (to total average assets) ...................          13.13%

(1) Limited to 1.25% of risk-weighted assets

                             DEKALB BANKSHARES, INC.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for specified periods of time. At September 30, 2004, we had issued commitments to extend credit of $3,369,371 and standby letters of credit of $149,873 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table below do not necessarily reflect the Company's needs for funds in the periods shown. Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table below do not necessarily reflect the Company's needs for funds in the periods shown.

                                                                After One     After Three
                                                 Within          Through         Through                       Greater
                                                   One            Three          Twelve         Within           Than
(Dollars in thousands)                            Month           Months          Months        One Year       One Year       Total
                                                  -----           ------          ------        --------       --------       -----
 Unused commitments
   to extend credit ..................         $        -         $  275         $  391         $  666         $3,369         $4,035
Standby letters of
   credit ............................                  -              -            118            118             32            150
                                               ----------         ------         ------         ------         ------         ------
     Total ...........................         $        -         $  275         $  509         $  784         $3,401         $4,185
                                               ==========         ======         ======         ======         ======         ======

                             DEKALB BANKSHARES, INC.

Item 3. Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                             DEKALB BANKSHARES, INC.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2004 the Company issued shares of common stock to the following classes of persons upon the exercises of options issued pursuant to the Company's 2001 Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                             Number of Shares       Aggregate
     Date Issued     Class of Purchasers          Issued        Exercise Price
     -----------     -------------------          ------        --------------

       09/21/04         Former Employee           1,079          $    10,790

Item 6. Exhibits

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

Date:  November 11, 2004

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