Form 10KSB
period 2004-12-31
DEKALB BANKSHARES INC
filed 2005-03-31
CIK 1267970

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

For the Fiscal Year Ended December 31, 2004        Commission File No. 000-50466

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $87,721.

         The aggregate market value of the Common Stock held by non-affiliates on February 1, 2005, was approximately $4,650,492. As of February 1, 2005, there were 610,139 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2004 Annual Report to Shareholders - Parts I and II
(2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

[Suzi, this was copied from Southcoast]

                          10-KSB CROSS REFERENCE INDEX

              Part I
                                                                                                               Page
Item 1        Description of Business...................................................................         4
Item 2        Description of Property...................................................................        10
Item 3        Legal Proceedings ........................................................................        10
Item 4        Submission of Matters to a Vote of Security Holders ......................................        10

         Part II

Item 5        Market for Common Equity, Related Stockholder Matters
                   and Small Business Issuer Purchases of Securities....................................        10
Item 6        Management's Discussion and Analysis or Plan of Operation.................................         *
Item 7        Financial Statements......................................................................         *
Item 8        Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure................................................        11
Item 8A       Controls and Procedures ..................................................................        11
Item 8B       Other Information ........................................................................


         Part III

Item 9        Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the Exchange Act ...........................        11
Item 10       Executive Compensation ...................................................................        **
Item 11       Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.......................................................        12
Item 12       Certain Relationships and Related Transactions ...........................................        **

         Part IV

Item 13       Exhibits .................................................................................        13
Item 14       Principal Accountant Fees and Services ...................................................        **

* Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2004

** Incorporated by reference to the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market area by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts and Keogh plans), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Kershaw County and makes other authorized investments. Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2004, the Bank employed 14 persons.

Competition

         The Bank competes in the South Carolina county of Kershaw, for which the most recent market share data available is as of June 30, 2004. At that time, eight banks, and savings banks with 13 branch locations competed in Kershaw County for aggregate deposits of approximately $498,037,000. The Bank had a county-wide deposit market share of 5.09% and a market share rank of seven.

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

         The Bank exceeded all applicable capital requirements by a wide margin at December 31, 2004. For small holding companies, such as the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulation are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Although the Company's common stock is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The Company's common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2004, management is aware of a few transactions in which the Company's common stock traded for a price of $10.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the Company's common stock.

         As of December 31, 2004, there were approximately 590 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         During the fiscal year ended December 31, 2004, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 2001 Stock Option Plan. Issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                                                                Aggregate
                        Class of            # of Shares         Exercise
      Date Issued       Purchasers            Issued              Price
      -----------       ----------            ------              -----

       9/16/04           Employees             1,079             $10,079.00

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Incorporated by reference to the section  "Management's  Discussion and
Analysis  or  Plan  of  Operation"  in   Registrant's   2004  Annual  Report  to
Shareholders.

Item 7.  Financial Statements.

         Incorporated by reference to the Financial Statements and notes thereto included in Registrant's 2004 Annual Report to Shareholders.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information relating to name, positions with the Company and term of office set forth under the caption "Management - Security Ownership, Positions and Terms of Office," and the information set forth under the captions "Management - Directors' Age and Business Experience for the Past Five Years," "Management - Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the SEC for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

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

         The information set forth under the caption "Management Compensation," in registrant's definitive proxy statement filed with the SEC for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners of the Company" and the share ownership information set forth under "Management -- Security Ownership, Positions and Terms of Office of Management" in registrant's definitive proxy statement filed with the SEC for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

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
                                            (a)                        (b)                       (c)
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders                44,000                      10.00                     54,921

Equity compensation plans
not approved by security holders                 -                          -                          -
                                            ------                      -----                     ------
         TOTAL                              44,000                      10.00                     54,921

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the SEC for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1            Articles of Incorporation of Registrant(1)

3.2            Bylaws of Registrant(1)

4.             Specimen Common Stock Certificate(1)

10.1           The Bank of Camden 2001 Stock Option Plan(2)

10.2           Employment  Agreement  between  The Bank of Camden and William C.
               Bochette, III(2)

13 Portions of Registrant's 2004 Annual Report to Shareholders incorporated by reference into this Form 10-KSB

21             Subsidiaries of Registrant(2)

31             Rule 13a-14(a)/15d-14(a) Certifications

32             Section 1350 Certifications

---------------
(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.
(2) Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services.

         The information set forth under the caption "Independent Public Accountants - Fees Billed by Independent Auditors" and " - Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in registrant's definitive proxy statement filed with the SEC for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. The Audit Committee approved all audit and permitted non-audit services provided by the Company's independent auditors in 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeKalb Bankshares, Inc.


March 30, 2005                          By: s/William C. Bochette, III
                                           -------------------------------------
                                              William C. Bochette, III
                                              Chief Executive Officer, President
                                               and Chief Financial Officer
                                              (Principal Financial and Principal
                                               Accounting Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                Signature                                       Title                           Date

s/D. Edward Baxley
------------------------------------------
D. Edward Baxley                                              Director                    March 31, 2005


------------------------------------------
David R. Blakely                                              Director                    March __, 2005

s/William C. Bochette, III
------------------------------------------
William C. Bochette, III                         Chief Executive Officer, President       March 30, 2005
                                                and Chief Financial Officer, Director
s/Dr. Paul T. Joseph, Jr.
------------------------------------------
Dr. Paul T. Joseph, Jr.                                       Director                    March 31, 2005


------------------------------------------
James D. King, Sr.                                            Director                    March __, 2005

s/Daniel D. Riddick
------------------------------------------
Daniel D. Riddick                                             Director                    March 31, 2005


------------------------------------------
Anne duPont Shirley                                           Director                    March __, 2005

s/Roderick M. Todd, Jr.
------------------------------------------
Roderick M. Todd, Jr.                                         Director                    March 30, 2005

s/John C. West, Jr.
------------------------------------------
John C. West, Jr.                                             Director                    March 30, 2005

s/Sylvia U. Wood
------------------------------------------
Sylvia U. Wood                                                Director                    March 30, 2005

                                  EXHIBIT INDEX

Exhibit No.                Description


3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.             Specimen Common Stock Certificate(1)
10.1           The Bank of Camden 2001 Stock Option Plan(2)
10.2           Employment  Agreement  between  The Bank of Camden and William C.
               Bochette, III(2)
13             Portions  of  Registrant's  2004  Annual  Report to  Shareholders
               incorporated by reference into this Form 10-KSB
21             Subsidiaries of Registrant(2)
31             Rule 13a-14(a)/15d-14(a) Certifications
32             Section 1350 Certifications
---------------
(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.
(2) Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003.