Form 10QSB
period 2005-03-31
DEKALB BANKSHARES INC
filed 2005-05-13
CIK 1267970

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005


                                       OR

----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

       610,139 shares of common stock, no par value, as of April 30, 2005


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DEKALB BANKSHARES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004.....................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2005 and 2004.........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2005 and 2004.....................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004.....................6

Notes to Condensed Consolidated Financial Statements................................................... ................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................................9-14

Item 3.  Controls and Procedures.........................................................................................14

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................15

Item 6.  Exhibits .......................................................................................................15

                             DEKALB BANKSHARES, INC.

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                 March 31,             December 31,
                                                                                                     2005                  2004
                                                                                                     ----                  ----
                                                                                                 (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $    518,398              $    567,773
     Federal funds sold ........................................................                1,570,000                 3,175,000
     Other interest bearing deposits ...........................................                   76,902                    61,793
                                                                                             ------------              ------------
       Total cash and cash equivalents .........................................                2,165,300                 3,804,566
                                                                                             ------------              ------------
   Time deposits with other banks ..............................................                  313,494                   313,494
Investment securities:
   Securities available-for-sale ...............................................                9,713,750                 9,594,385
   Nonmarketable equity securities .............................................                  527,194                   474,813
                                                                                             ------------              ------------
       Total investment securities .............................................               10,240,944                10,069,198
                                                                                             ------------              ------------
Loans receivable ...............................................................               29,431,402                26,643,037
   Less allowance for loan losses ..............................................                 (289,997)                 (266,478)
                                                                                             ------------              ------------
       Loans, net ..............................................................               29,141,405                26,376,559
   Premises and equipment, net .................................................                1,397,551                 1,411,412
   Accrued interest receivable .................................................                  149,750                   150,875
   Other assets ................................................................                  508,478                   433,673
                                                                                             ------------              ------------
       Total assets ............................................................             $ 43,916,922              $ 42,559,777
                                                                                             ============              ============
Liabilities
   Deposits
     Noninterest-bearing transaction accounts ..................................             $  3,813,790              $  2,788,768
     Interest-bearing transaction accounts .....................................                4,005,191                 3,449,845
     Savings ...................................................................                3,646,783                 3,812,952
     Time deposits $100,000 and over ...........................................               12,146,892                12,771,447
     Other time deposits .......................................................                5,526,460                 5,487,366
                                                                                             ------------              ------------
       Total deposits ..........................................................               29,139,116                28,310,378
   Securities sold under agreements to repurchase ..............................                3,000,000                 3,000,000
   Advances from Federal Home Loan Bank ........................................                6,500,000                 5,900,000
   Accrued interest payable ....................................................                   63,575                   120,117
   Other liabilities ...........................................................                   67,782                    36,887
                                                                                             ------------              ------------
       Total liabilities .......................................................               38,770,473                37,367,382
                                                                                             ------------              ------------
Shareholders' equity
   Common stock, no par value; 20,000,000 shares
     authorized, 610,139 shares issued and outstanding .........................                5,877,597                 5,877,597
   Retained earnings (deficit) .................................................                 (619,939)                 (644,608)
   Accumulated other comprehensive income (loss) ...............................                 (111,209)                  (40,594)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,146,449                 5,192,395
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 43,916,922              $ 42,559,777
                                                                                             ============              ============

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                        For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                         2005                  2004
                                                                                                         ----                  ----
Interest income
   Loans, including fees .............................................................               $445,944               $342,804
   Investment securities, taxable ....................................................                 92,077                 84,911
   FHLB interest and dividends .......................................................                  4,065                  2,154
   Federal funds sold ................................................................                 11,122                  4,304
   Time deposits with other banks ....................................................                  1,627                  1,999
                                                                                                     --------               --------
       Total .........................................................................                554,835                436,172
                                                                                                     --------               --------
Interest expense
   Time deposits $100,000 and over ...................................................                 76,181                 44,143
   Other deposits ....................................................................                 49,532                 41,011
   Other interest expense ............................................................                 65,085                 39,025
                                                                                                     --------               --------
       Total .........................................................................                190,798                124,179
                                                                                                     --------               --------
Net interest income ..................................................................                364,037                311,993
Provision for loan losses ............................................................                 22,500                 17,500
                                                                                                     --------               --------
Net interest income after provision for loan losses ..................................                341,537                294,493
                                                                                                     --------               --------
Other operating income
   Service charges on deposit accounts ...............................................                 31,105                 31,915
   Residential mortgage origination fees .............................................                 56,159                 18,332
   Other service charges, commissions and fees .......................................                 10,696                  7,059
                                                                                                     --------               --------
       Total .........................................................................                 97,960                 57,306
                                                                                                     --------               --------
Other operating expenses
   Salaries and employee benefits ....................................................                215,658                161,830
   Occupancy expense .................................................................                 21,233                 20,759
   Furniture and equipment expense ...................................................                 12,429                 11,481
   Other operating expenses ..........................................................                150,606                127,961
                                                                                                     --------               --------
       Total .........................................................................                399,926                322,031
                                                                                                     --------               --------
Income before income taxes ...........................................................                 39,571                 29,768
Income tax expense ...................................................................                 14,902                 11,261
                                                                                                     --------               --------
Net income ...........................................................................               $ 24,669               $ 18,507
                                                                                                     ========               ========
Earnings per share
Basic earnings per share .............................................................                   $.04                   $.03

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                Condensed Consolidated Statement of Shareholders'
                         Equity and Comprehensive Income
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                                                      Accumulated
                                                        Common Stock                Retained            Other
                                                        ------------                 Earnings       Comprehensive
                                                  Shares            Amount          (Deficit)           Income            Total
                                                  ------            ------          ---------           ------            -----
Balance, December 31, 2003 ...........           609,060        $ 5,866,807        $  (732,329)       $   (22,632)      $ 5,111,846

Net income for the period ............                                                  18,507                               18,507

Other comprehensive
  income (loss),
  net of tax of $30,215 ..............                                                                     51,448            51,448
                                                                                                                        -----------

Comprehensive income (loss) ..........                                                                                       69,955
                                                 -------        -----------        -----------        -----------       -----------

Balance, March 31, 2004 ..............           609,060        $ 5,866,807        $  (713,822)       $    28,816        $5,181,801

Balance, December 31, 2004 ...........           610,139        $ 5,877,597        $  (644,608)       $   (40,594)       $5,192,395

Net income for the period                                                               24,669                               24,669

Other comprehensive
  income (loss),
  net of tax of $41,472 ..............                                                                    (70,615)          (70,615)
                                                                                                                        -----------

Comprehensive income (loss) ..........                                                                                      (45,946)
                                                 -------        -----------        -----------        -----------       -----------

Balance, March 31, 2005 ..............           610,139        $ 5,877,597        $  (619,939)       $  (111,209)      $ 5,146,449
                                                 =======        ===========        ===========        ===========       ===========

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                         2005                 2004
                                                                                                         ----                 ----
Cash flows from operating activities
   Net income ..............................................................................        $    24,669         $    18,507
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities
       Provision for loan losses ...........................................................             22,500              17,500
       Depreciation and amortization expense ...............................................             29,414              30,254
       Gain on sale of securities ..........................................................                  -                   -
       Accretion and premium amortization ..................................................              4,781               4,277
       Deferred income tax provision (benefit) .............................................             13,487              10,748
       (Increase) decrease in interest receivable ..........................................              1,125              (9,410)
       Increase (decrease) in interest payable .............................................            (56,542)              2,551
       (Increase) decrease in other assets .................................................            (88,292)                 12
       Increase in other liabilities .......................................................             30,895              24,351
                                                                                                    -----------         -----------
         Net cash provided (used) by operating activities ..................................            (17,963)             98,790
                                                                                                    -----------         -----------
Cash flows from investing activities
   Net increase in loans made to customers .................................................         (2,787,346)           (502,842)
   Purchases of securities available-for-sale ..............................................           (745,298)         (3,564,984)
   Sales/calls or maturities of securities available-for-sale ..............................                  -             969,784
   Payments received on mortgage backed securities .........................................            550,537             325,522
   Sale (purchase) of Federal Home Loan Bank stock .........................................            (46,100)             20,000
   Purchase of Community Financial Service, Inc. stock .....................................             (6,281)           (143,212)
   Purchases of premises and equipment .....................................................            (15,553)             (5,582)
   Purchases of time deposits with other banks .............................................                  -              (1,494)
                                                                                                    -----------         -----------
         Net cash used by investing activities .............................................         (3,050,041)         (2,902,808)
                                                                                                    -----------         -----------
Cash flows from financing activities
   Net increase in demand deposits, interest-bearing transaction
     accounts and savings accounts .........................................................          1,414,199             187,894
   Net increase (decrease) in certificates of deposit and other time deposits ..............           (585,461)            332,632
   Increase in advances from the Federal Home Loan Bank ....................................            600,000                   -
   Increase in securities sold under agreements to repurchase ..............................                  -           3,000,000
                                                                                                    -----------         -----------

         Net cash provided by financing activities .........................................          1,428,738           3,520,526
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents .......................................         (1,639,266)            716,508
Cash and cash equivalents, beginning .......................................................          3,804,566           2,269,695
                                                                                                    -----------         -----------
Cash and cash equivalents, end .............................................................        $ 2,165,300         $ 2,986,203
                                                                                                    ===========         ===========
Cash paid during the period for:
   Interest ................................................................................        $   247,340         $   121,628
   Income taxes ............................................................................              2,509               1,257

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in our 2004 Annual Report on Form 10-KSB. The financial statements as of March 31, 2005 are unaudited and, in our opinion, include all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the DeKalb Bankshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           2005                  2004
                                                                                           ----                  ----
Net income, as reported ...................................................               $24,669              $18,507
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..............................                     -               (4,414)
                                                                                          -------              -------

Pro forma net income ......................................................               $24,669              $14,093
                                                                                          =======              =======

Earnings per share:
  Basic - as reported .....................................................               $   .04              $   .03
                                                                                          =======              =======
  Basic - pro forma .......................................................               $   .04              $   .02
                                                                                          =======              =======

  Diluted - as reported ...................................................               $   .04              $   .03
                                                                                          =======              =======
  Diluted - pro forma .....................................................               $   .04              $   .02
                                                                                          =======              =======

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows:

                                                                                           Three Months Ended March 31, 2005
                                                                                           ---------------------------------
                                                                                     Income             Shares           Per Share
                                                                                  (Numerator)       (Denominator)         Amount
                                                                                  -----------       -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $24,669          610,139               $.04
                                                                                                                           ====
Effect of dilutive securities
  Stock options .....................................................                                  4,000
                                                                                    -------          -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $24,669          614,139               $.04
                                                                                    =======          =======               ====

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share - continued

                                                                                       Three Months Ended March 31, 2004
                                                                                       ---------------------------------
                                                                                  Income             Shares           Per Share
                                                                               (Numerator)       (Denominator)           Amount
                                                                               -----------       -------------           ------
Basic earnings per share
  Income available to common shareholders .............................        $18,507              609,060              $0.03
                                                                                                                         =====
Effect of dilutive securities
  Stock options .......................................................              -                    -
                                                                               -------              -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ..........................................        $18,507              609,060              $0.03
                                                                               =======              =======              =====

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2005 and 2004:

                                                                                 Pre-tax             (Expense)           Net-of-tax
                                                                                  Amount              Benefit              Amount
                                                                                  ------              -------              ------
For the Three Months Ended March 31, 2005
  Unrealized gains (losses) on securities
    available-for-sale ............................................            $(112,087)              $41,472             $(70,615)
  Plus - reclassification adjustment for gains
    (losses) realized in net income ...............................                    -                     -                    -
                                                                               ---------             ---------            ---------
  Net unrealized gains (losses) on securities .....................             (112,087)               41,472              (70,615)
                                                                               ---------             ---------            ---------
  Other comprehensive income ......................................            $(112,087)              $41,472             $(70,615)
                                                                               =========             =========            =========

                                                                                 Pre-tax           (Expense)           Net-of-tax
                                                                                  Amount            Benefit              Amount
                                                                                  ------            -------              ------
For the Three Months Ended March 31, 2004
  Unrealized gains (losses) on securities
    available-for-sale ..............................................            $ 81,663            $(30,215)            $ 51,448
  Plus - reclassification adjustment for gains
    (losses) realized in net income .................................                   -                   -                    -
                                                                                 --------            --------             --------
  Net unrealized gains (losses) on securities .......................              81,663             (30,215)              51,448
                                                                                 --------            --------             --------
  Other comprehensive income ........................................            $ 81,663            $(30,215)            $ 51,448
                                                                                 ========            ========             ========

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and the our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

                             DEKALB BANKSHARES, INC.

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income, the major component of our net income, was $364,037, as compared to $311,993 for the same period in 2004, an increase of $52,044. The improvements in the 2005 period were primarily attributable to increased volume as we continued to build our loan portfolio. The average rate paid on interest-bearing liabilities increased from 1.64% for the three months ended March 31, 2004 to 2.22% for the three months ended March 31, 2005, while the average rate realized on interest-earning assets increased from 5.17% to 5.49%, for the same periods.

The net interest spread and net interest margin were 3.27% and 3.60%, respectively, for the three month period ended March 31, 2005, compared to 3.53% and 3.70% for the three month period ended March 31, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2005 and the same period in 2004, the provision was $22,500 and $17,500, respectively. There were no nonperforming loans at March 31, 2005 and $251,089 in nonperforming loans at March 31, 2004. No loans have been criticized or classified as of March 31, 2005. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2005 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses was 0.99% of total loans at March 31, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income for the quarter ended March 31, 2005 was $97,960, an increase of $40,654, compared to $57,306 for the same period in 2004. This increase is primarily the result of an increase of $37,827 in residential mortgage origination fees during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Other service charges, commissions and fees increased $3,637 from $7,059 for the quarter ended March 31, 2004 to $10,696 for the quarter ended March 31, 2005. This increase is the result of the continued growth of the bank and services offered to our customer base.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $399,926, an increase of $77,895, when compared to the same period in 2004. The primary component of noninterest expense is salaries and benefits, which were $215,658 and $161,830 for the three months ended March 31, 2005 and 2004, respectively. This increase is a result of additional employees hired since the March 2004 quarter to support the growth of the bank and normal salary increases. Other operating expenses increased from $127,961 for the three months ended March 31, 2004 to $150,606 for the three months ended March 31, 2005, due to an increase in other expenses necessary to support the overall growth of the Company.

Net Income

The Company's net income for the three months ended March 31, 2005 was $24,669 after the recognition of an income tax expense of $14,902 for the period. The net income for the same period in 2004 was $18,507 after the recognition of an income tax expense of $11,261.

                             DEKALB BANKSHARES, INC.

Assets and Liabilities

During the first three months of 2005, total assets increased $1,357,145, or 3.19%, when compared to December 31, 2004. The primary growth in assets was composed of an increase in loans receivable of $2,788,365, or 10.47%, and an increase in investment securities of $171,746. Deposits increased $828,738 and advances from the Federal Home Loan Bank of Atlanta increased $600,000 during the first three months of 2005.

Investment Securities

Investment securities totaled $10,240,944 at March 31, 2005, compared to $10,069,198 at December 31, 2004. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled $377,700 as of March 31, 2005, and stock in Community Financial Services, Inc. which totaled $149,494 as of March 31, 2005.

Loans

Gross loans increased $2,788,365 during the three months ended March 31, 2005. The largest increase in loans was in residential 1-4 family loans secured by a real estate mortgage, which increased $1,182,888 to $11,211,965 as of March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 were as follows:

                                                      March 31,     December 31,
                                                       2004              2004
                                                       ----              ----
Mortgage loans on real estate:
  Residential 1-4 family ...................       $11,211,965       $10,336,516
  Commercial ...............................         9,339,271         8,622,253
  Construction .............................         4,567,708         3,360,552
  Second mortgages .........................            97,990            99,595
  Equity lines of credit ...................         2,288,464         1,880,511
                                                   -----------       -----------
    Total mortgage loans ...................        27,505,398        24,299,427
Commercial and industrial ..................           982,420         1,141,832
Consumer and other .........................           943,584         1,201,778
                                                   -----------       -----------
    Total gross loans ......................       $29,431,402       $26,643,037
                                                   ===========       ===========


Risk Elements in the Loan Portfolio

Transactions in the allowance for loan losses for the quarters ended March 31, 2005 and 2004 are summarized below:

                                                                                              March 31,                  March 31,
                                                                                                2005                       2004
                                                                                                ----                       ----
Balance, January 1 ..........................................................              $    266,478               $    305,000
Provision for loan losses for the period ....................................                    22,500                     17,500
Net loans (charged-off) recovered for the period ............................                     1,019                    (18,792)
                                                                                           ------------               ------------
Balance, end of period ......................................................              $    289,997               $    303,708
                                                                                           ============               ============
Gross loans outstanding, end of period ......................................              $ 29,431,402               $ 22,108,199
                                                                                           ============               ============
Allowance for loan losses to loans outstanding ..............................                      0.99%                      1.37%

There were no loans in nonaccrual status at March 31, 2005. There were no loans past due ninety days or more and still accruing interest and no restructured loans at March 31, 2005. There were $251,089 loans in nonaccrual loans status at March 31, 2004. There were no loans past due ninety days or more and still accruing interest, or restructured loans at March 31, 2004.

                             DEKALB BANKSHARES, INC.

Deposits

Total deposits increased $828,738 or 2.93% from December 31, 2004 to $29,139,116 at March 31, 2005. The largest increase was in non-interest bearing deposit accounts, which increased $1,025,022, or 36.76%, to $3,813,790 at March 31, 2005. Expressed in percentages, time deposits over $100,000 decreased 4.89% and all other interest-bearing deposits increased 3.36%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

                                                                                               March 31,                December 31,
                                                                                                 2005                       2004
                                                                                                 ----                       ----
Noninterest-bearing transaction accounts ...................................                 $ 3,813,790                 $ 2,788,768
Interest-bearing transaction accounts ......................................                   4,005,191                   3,449,845
Savings ....................................................................                   3,646,783                   3,812,952
Time deposits $100,000 and over ............................................                  12,146,892                  12,771,447
Other time deposits ........................................................                   5,526,460                   5,487,366
                                                                                             -----------                 -----------
    Total deposits .........................................................                 $29,139,116                 $28,310,378
                                                                                             ===========                 ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $6,500,000 as of March 31, 2005, compared to $5,900,000 as of December 31, 2004. One of the advances totaling $500,000 is a ten year convertible advance with a one year call. It currently has a fixed interest rate of 3.23% and matures on September 6, 2011. Another advance of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an adjustable interest rate of 2.97% as of March 31, 2005. Another advance totaling $1,000,000 has a fixed interest rate of 2.47% and matures August 26, 2005. We also borrowed $3,600,000 under the daily rate credit program with a rate of 3.13% as of March 31, 2005 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

We sold securities under an agreement to repurchase during the first quarter of 2004 totaling $3,000,000. The agreement has an interest rate of 2.95% and matures January 20, 2007.

Liquidity

The Company meets its liquidity needs through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of March 31, 2005, the Company's primary sources of liquidity included federal funds sold totaling $1,570,000 and securities available-for-sale totaling $9,713,750. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,400,000 at March 31, 2005. In addition, The Company also has borrowing capacity available through the Federal Home Loan Bank. The Company's availability to borrow funds from the Federal Home Loan Bank totaled $8,783,384 of which the Company had borrowed $6,500,000 at March 31, 2005.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our 2004 Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

                             DEKALB BANKSHARES, INC.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of the discussion in this report on Form 10-QSB and in our 2004 Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity decreased $45,946 to $5,146,449 at March 31, 2005. This is the result of net income for the period of $24,669 and a negative adjustment of $70,615 for the unrealized loss on securities available for sale.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. For the Company and the Bank, Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. For the Company and the Bank, Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

The following table summarizes The Bank's risk-based capital at March 31, 2005:

Shareholders' equity ..........................................     $ 5,129,645
Plus - unrealized losses on available-for-sale securities .....         111,208
                                                                    -----------
Tier 1 capital ................................................       5,240,853
Plus - allowance for loan losses(1) ...........................         289,997
                                                                    -----------
Total capital .................................................     $ 5,530,850
                                                                    ===========
Risk-weighted assets ..........................................     $30,362,000
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) ....................           17.26%
  Total capital (to risk-weighted assets) .....................           18.22%
  Tier 1 capital (to total average assets) ....................           12.26%


     (1) Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company's customers at predetermined interest rates for a specified period of time. At March 31, 2005, the Company had issued commitments to extend credit of $5,900,136 and standby letters of credit of $98,030 through various types of commercial lending arrangements. Approximately $3,411,201 of these commitments to extend credit had variable rates.

                             DEKALB BANKSHARES, INC.

Item 2 - Management's Discussion And Analysis or Plan of Operation - continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

                                                                   After One    After Three
                                                        Within      Through       Through       Within      Greater
                                                          One        Three        Twelve          One         Than
(Dollars in thousands)                                   Month       Months       Months         Year       One Year        Total
                                                         -----       ------       ------         ----       --------        -----
Unused commitments to extend credit .............       $   37       $  121       $  2,820       $2,978       $2,922       $5,900
Standby letters of credit .......................           15            -              -           15           83           98
                                                        ------       ------       --------       ------       ------       ------
    Totals ......................................       $   52       $  121       $   2820       $2,993       $3,005       $5,998
                                                        ======       ======       ========       ======       ======       ======

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

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's control over financial reporting.

                             DEKALB BANKSHARES, INC.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On April 4, 2005, the Company held its annual meeting of shareholders at which the shareholders: (1) elected four directors to each serve a three-year term; and (2) ratified appointment of Elliott Davis, LLC, as the Company's independent auditors for the year ended December 31, 2005. The votes cast with respect to each matter were as follows:

1. Election of Directors:
                                          For                   Withheld
                                          ---                   --------

     D. Edward Baxley                   411,874                   1,600
     David R. Blakely                   411,874                   1,600
     James D. King                      411,874                   1,600
     Dr. Paul Joseph, Jr.               411,874                   1,600

2. Ratification of appointment of Elliott Davis, LLC

       For                          Against                     Abstain
       ---                          -------                     -------

       411,074                      1,350                        1,050


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

                             DEKALB BANKSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         By: s/William C. Bochette
                                             -----------------------------------
                                             William C. Bochette, III
                                             Chief Executive Officer, President,
                                             and Chief Financial Officer
Date:  May 11, 2005

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