Form 10QSB
period 2005-06-30
DEKALB BANKSHARES INC
filed 2005-08-11
CIK 1267970

U.S. SECURITIES AND EXCHANGECOMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

        610,139 shares of common stock, no par value, as of July 31, 2005


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DEKALB BANKSHARES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004......................................3

         Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and June 30, 2004 and Three months ended June 30, 2005 and 2004..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2005 and June 30, 2004...............................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and June 30, 2004...............6

Notes to Condensed Consolidated Financial Statements...................................................................7-10

Item 2.  Management's Discussion and Analysis or Plan of Operation....................................................11-16

Item 3.  Controls and Procedures.........................................................................................16

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................17
Item 6.  Exhibits .......................................................................................................17

                             DEKALB BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                               June 30,              December 31,
                                                                                                 2005                    2004
                                                                                                 ----                    ----
                                                                                              (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $    644,664              $    567,773
     Federal funds sold ........................................................                1,795,000                 3,175,000
     Other interest bearing deposits ...........................................                  987,986                    61,793
                                                                                             ------------              ------------
       Total cash and cash equivalents .........................................                3,427,650                 3,804,566
                                                                                             ------------              ------------
Time deposits with other banks .................................................                  113,494                   313,494
Investment securities:
   Securities available-for-sale ...............................................               10,131,497                 9,594,385
   Nonmarketable equity securities .............................................                  572,194                   474,813
                                                                                             ------------              ------------
       Total investment securities .............................................               10,703,691                10,069,198
Loans receivable ...............................................................               27,922,930                26,643,037
   Less allowance for loan losses ..............................................                 (291,790)                 (266,478)
                                                                                             ------------              ------------
       Loans, net ..............................................................               27,631,140                26,376,559
Premises and equipment, net ....................................................                1,409,771                 1,411,412
Accrued interest receivable ....................................................                  166,999                   150,875
Other assets ...................................................................                  484,589                   433,673
                                                                                             ------------              ------------
       Total assets ............................................................             $ 43,937,334              $ 42,559,777
                                                                                             ============              ============
Liabilities:
   Deposits:
     Noninterest-bearing transaction accounts ..................................             $  2,942,886              $  2,788,768
     Interest-bearing transaction accounts .....................................                4,387,129                 3,449,845
     Savings ...................................................................                3,211,480                 3,812,952
     Time deposits $100,000 and over ...........................................               11,855,433                12,771,447
     Other time deposits .......................................................                5,657,078                 5,487,366
                                                                                             ------------              ------------
       Total deposits ..........................................................               28,054,006                28,310,378
Advances from Federal Home Loan Bank ...........................................                7,500,000                 5,900,000
Securities sold under agreements to repurchase .................................                3,000,000                 3,000,000
Accrued interest payable .......................................................                   81,953                   120,117
Other liabilities ..............................................................                   92,588                    36,887
                                                                                             ------------              ------------
       Total liabilities .......................................................               38,728,547                37,367,382
                                                                                             ------------              ------------
Shareholders' equity
Common stock, no par value; 20,000,000 shares
   authorized, 610,139 shares issued and outstanding ...........................                5,877,597                 5,877,597
Retained earnings (deficit) ....................................................                 (585,946)                 (644,608)
Accumulated other comprehensive income (loss) ..................................                  (82,864)                  (40,594)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,208,787                 5,192,395
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 43,937,334              $ 42,559,777
                                                                                             ============              ============

                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                         Six Months Ended                    Three Months Ended
                                                                              June 30,                           June 30,
                                                                              --------                           --------
                                                                        2005              2004              2005             2004
                                                                        ----              ----              ----             ----
Interest income:
   Loans, including fees ...................................        $  900,582        $  711,171        $  454,638        $  368,367
   Investment securities, taxable ..........................           181,885           167,064            89,808            82,153
   FHLB and CFS interest and dividends .....................             9,181             4,440             5,116             2,286
   Federal funds sold ......................................            25,167             9,140            14,045             4,836
   Time deposits with other banks ..........................             2,496             3,615               869             1,616
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................         1,119,311           895,430           564,476           459,258
                                                                    ----------        ----------        ----------        ----------

Interest expense:
   Time deposits $100,000 and over .........................           157,463            89,958            81,282            45,815
   Other deposits ..........................................           101,140            82,147            51,608            41,136
   Other interest expense ..................................           136,576            82,585            71,491            43,560
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           395,179           254,690           204,381           130,511
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................           724,132           640,740           360,095           328,747
Provision for loan losses ..................................            37,502            39,000            15,002            21,500
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for
   loan losses .............................................           686,630           601,740           345,093           307,247
                                                                    ----------        ----------        ----------        ----------

Other operating income:
   Service charges on deposit accounts .....................            70,550            73,834            39,445            41,919
   Residential mortgage loan origination fees ..............           123,624            42,649            67,465            24,317
   Other service charges, commissions
     and fees ..............................................            19,845            14,364             9,149             7,304
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           214,019           130,847           116,059            73,540
                                                                    ----------        ----------        ----------        ----------

Other operating expenses:
   Salaries and employee benefits ..........................           440,729           343,901           225,071           182,072
   Occupancy expense .......................................            41,128            40,789            19,895            20,030
   Furniture and equipment expense .........................            25,062            23,028            12,633            11,547
   Other operating expenses ................................           299,708           253,607           149,102           125,645
                                                                    ----------        ----------        ----------        ----------
       Total ...............................................           806,627           661,325           406,701           339,294
                                                                    ----------        ----------        ----------        ----------

Income before income taxes .................................            94,022            71,262            54,451            41,493
Income tax expense .........................................            35,360            26,420            20,458            15,158
                                                                    ----------        ----------        ----------        ----------

Net income .................................................        $   58,662        $   44,842        $   33,993        $   26,335
                                                                    ==========        ==========        ==========        ==========

Earnings per share
Basic earnings per share ...................................        $      .10        $      .07        $      .06        $      .04
Diluted earnings per share .................................        $      .10        $      .07        $      .06        $      .04

                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
               Condensed Consolidated Statements of Shareholders'
                         Equity and Comprehensive Income
                 For the Six months ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                                       Accumulated
                                                                                      Retained            Other
                                                            Common Stock              Earnings        Comprehensive
                                                      Shares            Amount        (Deficit)           Income            Total
                                                      ------            ------        ---------           ------            -----
Balance,
   December 31, 2003 ......................          609,060       $ 5,866,807       $  (732,329)      $   (22,632)     $ 5,111,846

Net income
   for the period .........................                                               44,842                             44,842

Other comprehensive loss,
 net of tax benefit of $74,498 ............                                                               (126,848)        (126,848)
                                                                                                                        -----------

Comprehensive
   income .................................                                                                                 (82,006)
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   June 30, 2004 ..........................          609,060       $ 5,866,807       $  (687,487)      $  (149,480)     $ 5,029,840
                                                     =======       ===========       ===========       ===========      ===========

Balance,
   December 31, 2004 ......................          610,139       $ 5,877,597       $  (644,608)      $   (40,594)     $ 5,192,395

Net income
   for the period .........................                                               58,662                             58,662

Other comprehensive loss,
 net of tax benefit of $24,825 ............                                                               (42,270)          (42,270)
                                                                                                                        -----------

Comprehensive
   income .................................                                                                                  16,392
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   June 30, 2005 ..........................          610,139       $ 5,877,597       $  (585,946)      $   (82,864)     $ 5,208,787
                                                     =======       ===========       ===========       ===========      ===========






                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                          2005                2004
                                                                                                          ----                ----
Cash flows from operating activities:
   Net income ..............................................................................        $    58,662         $    44,842
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses ...........................................................             37,502              39,000
       Depreciation and amortization expense ...............................................             59,333              55,340
       Accretion and premium amortization ..................................................              8,881               8,230
       Deferred income tax provision (benefit) .............................................             31,821             (50,410)
       (Increase) decrease in interest receivable ..........................................            (16,124)             (8,608)
       Decrease in interest payable ........................................................            (38,164)             (2,570)
       Increase in other assets ............................................................            (82,737)            (33,191)
       Increase (decrease) in other liabilities ............................................             55,701              41,471
                                                                                                    -----------         -----------
         Net cash provided by operating activities .........................................            114,875              94,104
                                                                                                    -----------         -----------

Cash flows from investing activities:
   Net increase in loans made to customers .................................................         (1,292,083)         (2,340,381)
   Purchases of securities available-for-sale ..............................................         (1,490,141)         (4,814,984)
   Sale, calls or maturities of securities available-for-sale ..............................                  -           1,074,498
   Payments received on mortgage backed securities .........................................            901,878           1,097,485
   Sale (Purchase) of Federal Home Loan Bank stock .........................................            (91,100)             20,000
   Purchase of Community Financial Services, Inc. stock ....................................             (6,281)           (143,212)
   Purchases of premises and equipment .....................................................            (57,692)            (22,624)
   Maturities (purchases) of time deposits with other banks ................................            200,000              (3,416)
                                                                                                    -----------         -----------
       Net cash used by investing activities ...............................................         (1,835,419)         (5,132,634)
                                                                                                    -----------         -----------

Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .............................................            489,930             957,189
   Net increase (decrease) in certificates of deposit and other time deposits ..............           (746,302)            530,862
   Increase in securities sold under agreements to repurchase ..............................                  -           3,000,000
   Increase in advances from the Federal Home Loan Bank ....................................          1,600,000                   -
                                                                                                    -----------         -----------
         Net cash provided by financing activities .........................................          1,343,628           4,488,051
                                                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents .......................................           (376,916)           (550,479)
                                                                                                    -----------         -----------

Cash and cash equivalents, beginning .......................................................          3,804,566           2,269,695
                                                                                                    -----------         -----------

Cash and cash equivalents, end .............................................................        $ 3,427,650         $ 1,719,216
                                                                                                    ===========         ===========

Cash paid during the period for:
   Interest ................................................................................        $   433,343         $   257,260
                                                                                                    ===========         ===========
   Taxes ...................................................................................        $     3,518         $     1,897
                                                                                                    ===========         ===========



                  See notes to condensed financial statements.

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in our 2004 Annual Report on Form 10-KSB. The financial statements as of June 30, 2005 are unaudited and, in our opinion, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the DeKalb Bankshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December  2004,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

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

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                                 Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                2005                   2004
                                                                                                ----                   ----
Net income, as reported ....................................................               $     58,662               $   44,842
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............................                      3,154                        -
                                                                                           ------------               ----------

Pro forma net income .......................................................               $     55,508               $   44,842
                                                                                           ============               ==========

Earnings per share:
  Basic - as reported ......................................................               $        .10               $      .07
                                                                                           ============               ==========
  Basic - pro forma ........................................................               $        .09               $      .07
                                                                                           ============               ==========

  Diluted - as reported ....................................................               $        .10               $      .07
                                                                                           ============               ==========
  Diluted - pro forma ......................................................               $        .09               $      .07
                                                                                           ============               ==========


                                                                                               Three Months Ended June 30,
                                                                                               ---------------------------
                                                                                              2005                         2004
                                                                                              ----                         ----
Net income, as reported ....................................................               $     33,993               $   26,335
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...............................                      3,154                        -
                                                                                           ------------               ----------

Pro forma net income .......................................................               $     30,839               $   26,335
                                                                                           ============               ==========

Earnings per share:
  Basic - as reported ......................................................               $        .06               $      .04
                                                                                           ============               ==========
  Basic - pro forma ........................................................               $        .05               $      .04
                                                                                           ============               ==========

  Diluted - as reported ....................................................               $        .06               $      .04
                                                                                           ============               ==========
  Diluted - pro forma ......................................................               $        .05               $      .04
                                                                                           ============               ==========

                             DEKALB BANKSHARES, INC.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six month periods ended June 30, 2005 and 2004, and the three month periods ended June 30, 2005 and 2004 are as follows:

                                                                                             Six Months Ended June 30, 2005
                                                                                             ------------------------------
                                                                                    Income              Shares             Per Share
                                                                                  (Numerator)        (Denominator)           Amount
                                                                                  -----------        -------------           ------
Basic earnings per share
  Income available to common shareholders ...........................               $58,662            610,139               $.10
                                                                                                                             ====
Effect of dilutive securities
  Stock options .....................................................                     -              4,814
                                                                                    -------            -------               ----
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $58,662            614,953               $ 10
                                                                                    =======            =======               ====


                                                                                            Six Months Ended June 30, 2004
                                                                                            ------------------------------
                                                                                     Income             Shares             Per Share
                                                                                  (Numerator)       (Denominator)            Amount
                                                                                  -----------       -------------            ------
Basic earnings per share
  Income available to common shareholders ...........................               $44,842            609,060               $.07
                                                                                                                             ====
Effect of dilutive securities
  Stock options .....................................................                     -                  -
                                                                                    -------            -------               ----
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $44,842            609,060               $.07
                                                                                    =======            =======               ====


                                                                                         Three Months Ended June 30, 2005
                                                                                         --------------------------------
                                                                                    Income             Shares             Per Share
                                                                                 (Numerator)       (Denominator)             Amount
                                                                                 -----------       -------------             ------
Basic earnings per share
  Income available to common shareholders ...........................               $33,993            610,139               $.06
                                                                                                                             ====
Effect of dilutive securities
  Stock options .....................................................                                    5,659
                                                                                    -------            -------
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions .........................................               $33,993            615,798               $.06
                                                                                    =======            =======               ====

                                                                                           Three Months Ended June 30, 2004
                                                                                           --------------------------------
                                                                                     Income             Shares            Per Share
                                                                                  (Numerator)       (Denominator)           Amount
                                                                                  -----------       -------------           ------
Basic earnings per share
  Income available to common shareholders ...........................               $26,335           609,060               $.04
                                                                                                                            ====
Effect of dilutive securities
  Stock options .....................................................                     -                 -
                                                                                     ------           -------               ----
Diluted earnings per share
  Income available to common shareholders
   plus assumed conversions .........................................               $26,335           609,060               $.04
                                                                                    =======           =======               ====

                             DEKALB BANKSHARES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)
Note 5 - Comprehensive Income
Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the six month periods ended June 30, 2005 and 2004 and for the three month periods ended June 30, 2005 and 2004:

                                                                                              Six Months Ended June 30, 2005
                                                                                              ------------------------------
                                                                                         Pre-Tax         (Expense)       Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ................         $(67,095)         $ 24,825         $(42,270)
   Plus: reclassification adjustment for gains (losses)
   realized in net income .....................................................                -                 -                -
                                                                                        --------          --------         --------
   Net unrealized gains (losses) on securities ................................          (67,095)           24,825          (42,270)
                                                                                        --------          --------         --------
Other comprehensive income (loss) .............................................         $(67,095)         $ 24,825         $(42,270)
                                                                                        ========          ========         ========

                                                                                             Six Months Ended June 30, 2004
                                                                                             ------------------------------
                                                                                      Pre-Tax          (Expense)       Net-of-tax
                                                                                       Amount           Benefit           Amount
                                                                                       ------           -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(201,347)         $  74,499         $(126,848)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................                 -                  -                 -
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (201,347)            74,499          (126,848)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(201,347)         $  74,499         $(126,848)
                                                                                     =========          =========         =========

                                                                                             Three Months Ended June 30, 2005
                                                                                             --------------------------------
                                                                                        Pre-Tax          (Expense)       Net-of-tax
                                                                                         Amount           Benefit           Amount
                                                                                         ------           -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .................         $ 44,992         $(16,646)         $ 28,346
   Plus: reclassification adjustment for gains (losses)
   realized in net income ......................................................                -                -                 -
                                                                                         --------         --------          --------
   Net unrealized gains (losses) on securities .................................           44,992          (16,646)           28,346
                                                                                         --------         --------          --------
Other comprehensive income (loss) ..............................................         $ 44,992         $(16,646)         $ 28,346
                                                                                         ========         ========          ========

                                                                                              Three Months Ended June 30, 2004
                                                                                              --------------------------------
                                                                                        Pre-Tax         (Expense)       Net-of-tax
                                                                                        Amount           Benefit           Amount
                                                                                        ------           -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(283,010)         $ 104,714         $(178,296)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................                 -                  -                 -
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (283,010)           104,714          (178,296)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(283,010)         $ 104,714         $(178,296)
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

                             DEKALB BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and the our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income, the major component of our net income was $724,132, compared to $640,740 for the six months ended June 30, 2004, an increase of $83,392. For the three months ended June 30, 2005, net interest income was $360,095 compared to $328,747 for the comparable period of 2004. The improvements in the 2005 periods were primarily attributable to increased volume as we continued to build our loan portfolio. The average rate realized on interest earning assets increased from 5.27% for the six months ended June 30, 2004 to 5.54% for the 2005 period. The average rate paid on interest bearing liabilities increased from 1.77% to 2.29% during this same period. The net interest spread and net interest margin were 3.25% and 3.59%, respectively, for the six month period ended June 30, 2005, compared to 3.50% and 3.77% for the six months ended June 30, 2004. The net interest spread and net interest margin were 3.21% and 3.56%, respectively, for the three month period ended June 30, 2005, compared to 3.53% and 3.79% for the three months ended June 30, 2004.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2005 and 2004, the provision was $37,502 and $39,000, respectively. For the three months ended June 30, 2005 and 2004, the provision for loan losses was $15,002 and $21,500, respectively. There were no nonperforming loans at June 30, 2005 and $154,725 in nonperforming loans at June 30, 2004. There were no classified loans as of June 30, 2005 compared to $173,824 as of June 30, 2004. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2005 to meet probable losses inherent in the loan portfolio. The allowance for loan losses was 1.04% of total loans at June 30, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

                             DEKALB BANKSHARES, INC.

Noninterest Income
Total noninterest income for the six months ended June 30, 2005 was $214,019, an increase of $83,172, compared to $130,847 for the six months ended June 30, 2004. Total noninterest income for the quarter ended June 30, 2005 was $116,059 compared to $73,540 for the comparable period of 2004. Service charges on deposit accounts decreased from $41,919 for the three months ended June 30, 2004 to $39,445 for the three months ended June 30, 2005. Service charges on deposit accounts decreased from $73,834 for the six months ended June 30, 2004 to $70,550 for the six months ended June 30, 2005. Residential mortgage loan origination fees increased from $24,317 for the three months ended June 30, 2004 to $67,465 for the comparable 2005 period. For the six months ended June 30, 2005, residential mortgage loan origination fees totaled $123,624, compared to $42,649 for the same period in 2004. The increase of $80,975 is attributable to an increase in new residential loan volume during the period due to a favorable interest rate market and a more aggressive marketing strategy.


Noninterest Expense

Total noninterest expense for the first six months of 2005 was $806,627, an increase of $145,302, when compared to the six months ended June 30, 2004. For the quarter ended June 30, 2005, noninterest expense was $406,701, an increase of $67,407 over the comparable period of 2004.

The primary component of noninterest expense is salaries and benefits, which were $ 440,729 and $343,901 for the six months ended June 30, 2005 and 2004, respectively. Salaries and benefit expense totaled $225,071 and $182,072 for the three months ended June 30, 2005 and 2004, respectively. The increase in salaries and benefit expense is primarily the result of staffing additions to support the growth of the bank. Other operating expenses increased from $253,607 for the six months ended June 30, 2004 to $299,708 for the six months ended June 30, 2005, also due to the overall growth of the Bank. Other operating expenses for the three month periods ended June 30, 2005 and 2004 totaled $149,102 and $125,645, respectively.


Net Income

Net income for the six months ended June 30, 2005 totaled $58,662 compared to $44,842 for the comparable 2004 period. The net earnings are after the recognition of an income tax expense of $35,360 and $26,420 for the six months ended June 30, 2005 and 2004, respectively. The net earnings for the quarter ended June 30, 2005 were $33,993 compared to $26,335 for the quarter ended June 30, 2004. The net earnings were after the recognition of income tax expense in the amount of $20,458 and $15,158 for the three months ended June 30, 2005 and 2004, respectively.


Assets and Liabilities

During the first six months of 2005, total assets increased $1,377,557, or 3.24%, when compared to December 31, 2004. The primary growth in assets was composed of an increase in loans receivable of $1,279,893 or 4.80% when compared to December 31, 2004. Securities available for sale increased by $537,112, or 5.60% when compared to December 31, 2004. Deposits decreased $256,372 during the first six months of 2005 and advances from the Federal Home Loan Bank of Atlanta ("Federal Home Loan Bank") increased $1,600,000.


Investment Securities

Investment securities totaled $10,703,691 as of June 30, 2005, compared to $10,069,198 at December 31, 2004. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank, which totaled $422,700 and stock in Community Financial Services, Inc., which totaled $149,494 as of June 30, 2005.

                             DEKALB BANKSHARES, INC.

Loans

Gross loans increased $1,279,893 during the six months ended June 30, 2005. The largest increase in loans was in construction loans which increased $2,519,028 to $4,945,237 as of June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

                                                     June 30,       December 31,
                                                       2005             2004
                                                       ----             ----
Mortgage loans on real estate:
   Real estate 1- 4 family .................       $10,541,000       $10,029,077
   Commercial ..............................         7,972,161         7,699,603
   Construction ............................         4,945,237         2,426,209
   Second mortgages ........................           116,236            99,595
   Equity lines of credit ..................         2,252,651         1,880,511
                                                   -----------       -----------
       Total mortgage loans ................        25,827,285        22,134,995
Commercial and industrial ..................         1,027,635         3,278,822
Consumer and other .........................         1,068,010         1,229,220
                                                   -----------       -----------
       Total gross loans ...................       $27,922,930       $26,643,037
                                                   ===========       ===========

Risk Elements in the Loan Portfolio

The following is a summary of the risk elements in the loan portfolio:
                                                            June 30,    June 30,
                                                             2005         2004
                                                             ----         ----
Loans: Non-accrual .................................$             -     $154,725
Accruing loans more than 90 days past due ............            -            -
Loans identified by internal review mechanism:
   Criticized ........................................       17,299       19,098
   Classified ........................................            -      173,823


Activity in the Allowance for Loan Losses is as follows:

                                                    June 30,          June 30,
                                                     2005               2004
                                                     ----               ----
Balance, January 1, 2004 and 2005, respectively   $    266,478     $    305,000
Provision for loan losses for the period .......        37,502           39,000
Net loans (charged-off) recovered for the period       (12,190)         (18,792)
                                                  ------------     ------------

Balance, end of period .........................  $    291,790     $    325,208
                                                  ============     ============

Gross loans outstanding, end of period .........  $ 27,922,930     $ 23,945,738
                                                  ============     ============

Allowance for loan losses to loans outstanding .          1.04%            1.36%

                             DEKALB BANKSHARES, INC.

Deposits

Total deposits decreased $256,372, or 0.91%, from December 31, 2004 to $28,054,006 at June 30, 2005. The largest decrease was in time deposits $100,000 and over, which decreased $916,014, or 7.17% to $11,855,433. The largest increase was in interest bearing transaction accounts, which increased $937,284, or 27.17.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:
                                                       June 30,     December 31,
                                                         2005           2004
                                                         ----           ----
Noninterest-bearing transaction accounts .......     $ 2,942,886     $ 2,788,768
Interest-bearing transaction accounts ..........       4,387,129       3,449,845
Savings ........................................       3,211,480       3,812,952
Time deposits $100,000 and over ................      11,855,433      12,771,447
Other time deposits ............................       5,657,078       5,487,366
                                                     -----------     -----------
       Total deposits ..........................     $28,054,006     $28,310,378
                                                     ===========     ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $7,500,000 at June 30, 2005, and $5,900,000 at December 31, 2004. One of the advances totaling $500,000 is a convertible advance with a call feature. It currently has a fixed interest rate of 3.23%, matures on September 6, 2011, and can be called on September 6, 2005. Another advance of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an adjustable interest rate of 3.38% as of June 30, 2005. Another advance totaling $1,000,000 has a fixed interest rate of 2.47% and matures August 26, 2005. We also borrowed $4,600,000 under the daily rate credit program with a rate of 3.63% as of June 30, 2005 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $3,000,000, with an interest rate of 2.95% maturing January 20, 2007.

Liquidity

Our Company meets its liquidity needs through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of June 30, 2005, our Company's primary sources of liquidity included federal funds sold totaling $1,795,000 and securities available-for-sale totaling $10,131,497. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,900,000 at June 30, 2005. In addition, the Company also has borrowing capacity available through the Federal Home Loan Bank. At June 30, 2005, the Company's ability to borrow funds from the Federal Home Loan Bank totaled $8,787,384, of which the Company had borrowed $7,500,000 as of June 30, 2005.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed in our Annual Report on Form on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

                             DEKALB BANKSHARES, INC.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of this discussion and the discussion in our 2004 Annual Report on Form 10-KSB that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased $16,392 to $5,208,787 at June 30, 2005. This is the result of net income for the period of $58,662 and a negative adjustment of $42,270 for the unrealized loss on securities available for sale.

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

We are also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Federal Reserve applies its capital adequacy guidelines on a bank only basis for bank holding companies with less than $150 million in consolidated assets.

The following table summarizes the Company's risk-based capital at June 30, 2005:

Shareholders' equity ............................................   $ 5,208,787
Plus: unrealized losses on available-for-sale securities ........        82,864
                                                                    -----------
Tier 1 capital ..................................................     5,291,651
Plus: allowance for loan losses includable in Tier 2 capital(1) .       291,790
                                                                    -----------
Total risk-based capital ........................................   $ 5,583,441
                                                                    ===========

Risk-weighted assets ............................................   $29,509,000
                                                                    ===========

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) .....................         17.93%
   Total risk-based capital (to risk-weighted assets) ...........         18.92%
   Tier 1 capital (to total average assets) .....................         12.39%

(1) Limited to 1.25% of risk-weighted assets


Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Company had issued commitments to extend credit of $5,770,756 and standby letters of credit of $83,030 through various types of lending arrangements. Approximately $3,451,468 of these commitments to extend credit had variable rates.

                             DEKALB BANKSHARES, INC.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

                                                   After One    After Three
                                     Within         Through        Through                        Greater
                                        One           Three         Twelve         Within            Than
(Dollars in thousands)                Month          Months         Months        One Year        One Year         Total
                                 -----------     -----------    -----------     ----------     -----------    -----------
Unused commitments
   to extend credit ..........   $    20,231     $   436,803    $ 2,478,152     $2,935,186     $ 2,835,570    $ 5,770,756
Standby letters of
   credit ....................             -               -         15,000         15,000          68,030         83,030
                                 -----------     -----------    -----------     ----------     -----------    -----------
     Total ...................   $    20,231     $   436,803    $ 2,493,152     $2,950,186     $ 2,903,600    $ 5,853,786
                                 ===========     ===========    ===========     ==========     ===========    ===========

Based on historical experience, many of the commitments and letters of credit will expire not fully funded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

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

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect the Company's internal control over financial reporting.

                             DEKALB BANKSHARES, INC.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     Incorporated by reference to Item 4, Part II of the Company's Form 10-QSB for the quarter ended March 31, 2005.


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



                                        s/William C. Bochette, III
                               By:      ----------------------------------------
                                        William C. Bochette, III
                                        Chief Executive Officer, President, and
                                        Chief Financial Officer

Date: August 11, 2005

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