Form 10QSB
period 2005-09-30
DEKALB BANKSHARES INC
filed 2005-11-10
CIK 1267970

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      610,139 shares of common stock, no par value, as of October 31, 2005

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DeKalb Bankshares, Inc.


                                      INDEX


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004..................................3

        Condensed  Consolidated   Statements  of  Income  -  Nine  months  ended September 30, 2005 and 2004 and Three months ended September 30, 2005 and 2004.............................................................4

        Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2005 and 2004..................................................................5

        Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004...................6

        Notes to Condensed Consolidated Financial Statements...........................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................11-16

Item 3. Controls and Procedures..........................................................................................17

PART II. OTHER INFORMATION

Item 6. Exhibits.........................................................................................................17

                             DEKALB BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                              September 30,             December 31,
                                                                                                  2005                      2004
                                                                                                  ----                      ----
                                                                                               (Unaudited)
Assets:
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $    575,409              $    567,773
     Federal funds sold ........................................................                1,389,000                 3,175,000
     Other interest bearing deposits ...........................................                   85,507                    61,793
                                                                                             ------------              ------------

       Total cash and cash equivalents .........................................                2,049,916                 3,804,566
                                                                                             ------------              ------------
Time deposits with other banks .................................................                        -                   313,494
Investment securities:
   Securities available-for-sale ...............................................               11,596,082                 9,594,385
   Nonmarketable equity securities .............................................                  576,694                   474,813
                                                                                             ------------              ------------
       Total investment securities .............................................               12,172,776                10,069,198
Loans receivable ...............................................................               29,353,522                26,643,037
   Less allowance for loan losses ..............................................                 (300,000)                 (266,478)
                                                                                             ------------              ------------
       Loans, net ..............................................................               29,053,522                26,376,559
Premises and equipment, net ....................................................                1,373,411                 1,411,412
Accrued interest receivable ....................................................                  174,718                   150,875
Other assets ...................................................................                  471,807                   433,673
                                                                                             ------------              ------------
       Total assets ............................................................             $ 45,296,150              $ 42,559,777
                                                                                             ============              ============

Liabilities
Deposits:
   Noninterest-bearing transaction accounts ....................................             $  2,720,030              $  2,788,768
   Interest-bearing transaction accounts .......................................                3,759,777                 3,449,845
   Savings .....................................................................                3,237,408                 3,812,952
   Time deposits $100,000 and over .............................................               12,916,820                12,771,447
   Other time deposits .........................................................                6,647,487                 5,487,366
                                                                                             ------------              ------------
       Total deposits ..........................................................               29,281,522                28,310,378
Securities sold under agreements to repurchase .................................                3,000,000                 3,000,000
Advances from Federal Home Loan Bank ...........................................                7,600,000                 5,900,000
Accrued interest payable .......................................................                   75,020                   120,117
Other liabilities ..............................................................                  109,740                    36,887
                                                                                             ------------              ------------
       Total liabilities .......................................................               40,066,282                37,367,382
                                                                                             ------------              ------------
Shareholders' equity
Common stock, no par value; 20,000,000 shares
   authorized, 610,139 shares issued and outstanding ...........................                5,877,597                 5,877,597
Retained (deficit) .............................................................                 (543,904)                 (644,608)
Accumulated other comprehensive loss ...........................................                 (103,825)                  (40,594)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,229,868                 5,192,395
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 45,296,150              $ 42,559,777
                                                                                             ============              ============

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                           Nine Months Ended                 Three Months Ended
                                                                              September 30,                      September 30,
                                                                              -------------                      -------------
                                                                         2005             2004              2005             2004
                                                                         ----             ----              ----             ----

Interest income:
   Loans, including fees .......................................       $1,390,453       $1,106,222       $  489,871       $  395,051
   Investment securities, taxable ..............................          290,259          257,502          108,373           90,438
   FHLB interest and dividends .................................           13,985            7,938            4,804            3,498
   Federal funds sold ..........................................           35,798           14,621           10,632            5,481
   Time deposits with other banks ..............................            2,567            5,153               71            1,538
                                                                       ----------       ----------       ----------       ----------
       Total ...................................................        1,733,062        1,391,436          613,751          496,006
                                                                       ----------       ----------       ----------       ----------

Interest expense:
   Time deposits $100,000 and over .............................          253,953          144,251           96,490           54,293
   Other deposits ..............................................          165,012          126,226           63,872           44,079
   Other interest expense ......................................          218,948          133,507           82,372           50,922
                                                                       ----------       ----------       ----------       ----------
       Total ...................................................          637,913          403,984          242,734          149,294
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................        1,095,149          987,452          371,017          346,712
Provision for loan losses ......................................           45,712           76,000            8,210           37,000
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for
   loan losses .................................................        1,049,437          911,452          362,807          309,712
                                                                       ----------       ----------       ----------       ----------

Noninterest income:
   Service charges on deposit accounts .........................          113,250          107,914           42,700           34,080
   Gain on sales of securities available for sale ..............                -                -                -                -
   Residential mortgage origination fees .......................          183,617           64,104           59,993           21,455
   Other service charges, commissions and fees .................           29,290           22,180            9,445            7,816
                                                                       ----------       ----------       ----------       ----------
       Total ...................................................          326,157          194,198          112,138           63,351
                                                                       ----------       ----------       ----------       ----------

Noninterest expenses:
   Salaries and employee benefits ..............................          666,364          517,394          225,635          173,493
   Occupancy expense ...........................................           61,181           61,834           20,053           21,045
   Furniture and equipment expense .............................           38,578           35,069           13,516           12,041
   Other operating expenses ....................................          447,938          385,164          148,230          131,556
                                                                       ----------       ----------       ----------       ----------
       Total ...................................................        1,214,061          999,461          407,434          338,135
                                                                       ----------       ----------       ----------       ----------

Income before income taxes .....................................          161,533          106,189           67,511           34,928
Income tax expense .............................................           60,829           39,520           25,470           13,100
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $  100,704       $   66,669       $   42,041       $   21,828
                                                                       ==========       ==========       ==========       ==========

Earnings per share
Basic earnings per share .......................................       $      .17       $      .11       $      .07       $      .04
Diluted earnings per share .....................................       $      .16       $      .11       $      .07       $      .04


            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
               Condensed Consolidated Statements of Shareholders'
                        Equity and Comprehensive Income
             For the nine months ending September 30, 2005 and 2004
                                   (Unaudited)


                                                                                                        Accumulated
                                                        Common Stock                   Retained            Other
                                                        ------------                   Earnings        Comprehensive
                                                     Shares         Amount             (Deficit)           Income          Total
                                                     ------         ------             ---------           ------          -----
Balance,
   December 31, 2003 ......................          609,060       $ 5,866,807       $  (732,329)      $   (22,632)     $ 5,111,846

Net income
   for the period .........................                                               66,669                             66,669

Other comprehensive
   income, net of tax $1,206 ..............                                                                (2,054)           (2,054)
                                                                                                                        -----------

Comprehensive
   income .................................                                                                                  64,615

Exercise of stock options .................            1,079            10,790                                               10,790
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   September 30, 2004 .....................          610,139       $ 5,877,597       $  (665,660)      $   (24,686)     $ 5,187,251
                                                     =======       ===========       ===========       ===========      ===========

Balance,
   December 31, 2004 ......................          610,139       $ 5,877,597       $  (644,608)      $   (40,594)     $ 5,192,395

Net income
   for the period .........................                                              100,704                            100,704


Other comprehensive
   income, net of tax $37,134 .............                                                               (63,231)          (63,231)
                                                                                                                        -----------

Comprehensive
   income .................................                                                                                  37,473
                                                     -------       -----------       -----------       -----------      -----------

Balance,
   September 30, 2005 .....................          610,139       $ 5,877,597       $  (543,904)      $  (103,825)     $ 5,229,868
                                                     =======       ===========       ===========       ===========      ===========



            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                      2005                  2004
                                                                                                      ----                  ----
Cash flows from operating activities:
   Net income ........................................................................           $   100,704            $    66,669
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for loan losses .......................................................                45,712                 76,000
     Depreciation and amortization expense ...........................................                90,837                 81,461
     Gain on sale of premises and equipment ..........................................                (1,522)                     -
     Accretion and premium amortization ..............................................                12,712                 12,678
     Deferred income tax provision ...................................................                55,544                 34,660
     (Increase) in interest receivable ...............................................               (23,843)               (25,303)
     Increase (decrease) in interest payable .........................................               (45,097)                11,587
     (Decrease) in other assets ......................................................               (93,678)               (25,178)
     Increase in other liabilities ...................................................                72,853                 42,050
                                                                                                 -----------            -----------
       Net cash provided by operating activities .....................................               214,222                274,624
                                                                                                 -----------            -----------
Cash flows from investing activities:
   Net increase in loans made to customers ...........................................            (2,722,674)            (3,507,513)
   Purchases of securities available-for-sale ........................................            (3,515,070)            (6,076,919)
   Sale, calls or maturities of securities available-for-sale ........................                     -              1,501,206
   Payments received on mortgage backed securities ...................................             1,437,430              1,488,850
   Purchase of non-marketable equity securities ......................................              (101,881)              (198,212)
   Purchases of premises and equipment ...............................................               (63,715)               (38,086)
   Sale of premises and equipment ....................................................                12,400                      -
   Maturities (purchases) of time deposits with other banks ..........................               313,494                 (3,416)
                                                                                                 -----------            -----------
       Net cash used by investing activities .........................................            (4,640,016)            (6,834,090)
                                                                                                 -----------            -----------
Cash flows from financing activities:
   Exercise of stock options .........................................................                     -                 10,790
   Net increase (decrease) in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................              (334,350)             2,153,783
   Net increase in certificates of deposit and other time deposits ...................             1,305,494              2,133,923
   Increase in securities sold under agreements to repurchase ........................                     -              3,000,000
   Increase in advances from the Federal Home Loan Bank ..............................             1,700,000                900,000
                                                                                                 -----------            -----------
     Net cash provided by financing activities .......................................             2,671,144              8,198,496
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents .................................            (1,754,650)             1,639,030
Cash and cash equivalents, beginning .................................................             3,804,566              2,269,695
                                                                                                 -----------            -----------
Cash and cash equivalents, end .......................................................           $ 2,049,916            $ 3,908,725
                                                                                                 ===========            ===========
Cash paid during the period for:
   Interest ..........................................................................           $   692,466            $   392,397
                                                                                                 ===========            ===========
   Taxes .............................................................................           $     4,527            $     1,920
                                                                                                 ===========            ===========

            See notes to condensed consolidated financial statements.

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in DeKalb Bankshares, Inc.'s 2004 Annual Report on Form 10-KSB. The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date.

Note 2 - Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

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

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123(R). SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

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

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all stock options granted under the Company's plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (losses) per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                            2005                       2004
                                                                                            ----                       ----
Net income, as reported ..................................................               $    100,704               $   66,669
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .............................                    (45,124)                  (7,858)
                                                                                         ------------               ----------

Pro forma net income .....................................................               $     55,580               $   58,811
                                                                                         ============               ==========

Earnings per share:
  Basic - as reported ....................................................               $        .17               $      .11
                                                                                         ============               ==========
  Basic - pro forma ......................................................               $        .09               $      .10
                                                                                         ============               ==========

  Diluted - as reported ..................................................               $        .16               $      .11
                                                                                         ============               ==========
  Diluted - pro forma ....................................................               $        .09               $      .10
                                                                                         ============               ==========


                                                                                            Three Months Ended September 30,
                                                                                            --------------------------------
                                                                                            2005                        2004
                                                                                            ----                        ----
Net income, as reported ..................................................               $    42,041                $   21,828
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .............................                    45,124                         -
                                                                                         -----------                ----------

Pro forma net income (loss) ..............................................               $    (3,082)               $   21,828
                                                                                         ===========                ==========

Earnings per share:
  Basic - as reported ....................................................               $       .07                $      .04
                                                                                         ===========                ==========
  Basic - pro forma ......................................................               $      (.01)               $      .04
                                                                                         ===========                ==========

   Diluted - as reported .................................................               $       .07                $      .04
                                                                                         ===========                ==========
   Diluted - pro forma ...................................................               $      (.01)               $      .04
                                                                                         ===========                ==========

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine months ended September 30, 2005 and 2004, and the three months ended September 30, 2005 and 2004 are as follows:

                                                                                         Nine Months Ended September 30, 2005
                                                                                         ------------------------------------
                                                                                     Income                Shares          Per Share
                                                                                  (Numerator)           (Denominator)        Amount
                                                                                  -----------           -------------        ------
Basic earnings per share
  Income available to common shareholders ............................              $100,704               610,139           $   .17
                                                                                                                             =======
Effect of dilutive securities
  Stock options ......................................................               100,704                 5,457
                                                                                    --------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions .........................................              $100,704               615,596           $   .16
                                                                                    ========              ========           =======

                                                                                          Nine Months Ended September 30, 2004
                                                                                          ------------------------------------
                                                                                    Income                Shares           Per Share
                                                                                  (Numerator)          (Denominator)         Amount
                                                                                  -----------          -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $66,669               609,095            $   .11
                                                                                                                             =======
Effect of dilutive securities
  Stock options .....................................................                                       1,038
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $66,669               610,133            $   .11
                                                                                    =======               =======            =======

                                                                                         Three Months Ended September 30, 2005
                                                                                         -------------------------------------
                                                                                     Income                Shares          Per Share
                                                                                   (Numerator)         (Denominator)         Amount
                                                                                   -----------         -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $42,041               610,139            $   .07
                                                                                                                             =======
Effect of dilutive securities
  Stock options .....................................................                                       8,112
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $42,041               618,251            $   .07
                                                                                    =======               =======            =======

                                                                                          Three Months Ended September 30, 2004
                                                                                          -------------------------------------
                                                                                     Income               Shares           Per Share
                                                                                   (Numerator)         (Denominator)         Amount
                                                                                   -----------         -------------         ------
Basic earnings per share
  Income available to common shareholders ...........................               $21,828               609,166            $   .04
                                                                                                                             =======
Effect of dilutive securities
  Stock options .....................................................                     -                 2,441
                                                                                    -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................               $21,828               611,607            $   .04
                                                                                    =======               =======            =======

                             DEKALB BANKSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine month periods ended September 30, 2005 and 2004, and for the three months ended September 30, 2005 and 2004:

                                                                                           Nine Months Ended September 30, 2005
                                                                                           ------------------------------------
                                                                                       Pre-Tax          (Expense)        Net-of-tax
                                                                                       Amount            Benefit           Amount
                                                                                       ------            -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(100,365)         $  37,134         $ (63,231)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................                 -                  -                 -
                                                                                     ---------          ---------         ---------
   Net unrealized gains (losses) on securities .............................          (100,365)            37,134           (63,231)
                                                                                     ---------          ---------         ---------
Other comprehensive income (loss) ..........................................         $(100,365)         $  37,134         $ (63,231)
                                                                                     =========          =========         =========

                                                                                           Nine Months Ended September 30, 2004
                                                                                           ------------------------------------
                                                                                       Pre-Tax          (Expense)        Net-of-tax
                                                                                       Amount            Benefit           Amount
                                                                                       ------            -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period .............         $(3,260)           $ 1,206            $(2,054)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ..................................................               -                  -                  -
                                                                                     -------            -------            -------
   Net unrealized gains (losses) on securities .............................          (3,260)             1,206             (2,054)
                                                                                     -------            -------            -------
Other comprehensive income (loss) ..........................................         $(3,260)           $ 1,206            $(2,054)
                                                                                     =======            =======            =======


                                                                                           Three Months Ended September 30, 2005
                                                                                           ------------------------------------
                                                                                       Pre-Tax          (Expense)        Net-of-tax
                                                                                       Amount            Benefit           Amount
                                                                                       ------            -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ..............         $(33,270)         $ 12,310           $(20,960)
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...................................................                -                 -                  -
                                                                                      --------          --------           --------
   Net unrealized gains (losses) on securities ..............................          (33,270)           12,310            (20,960)
                                                                                      --------          --------           --------
Other comprehensive income (loss) ...........................................         $(33,270)         $ 12,310           $(20,960)
                                                                                      ========          ========           ========

                                                                                           Three Months Ended September 30, 2004
                                                                                           ------------------------------------
                                                                                       Pre-Tax          (Expense)        Net-of-tax
                                                                                       Amount            Benefit           Amount
                                                                                       ------            -------           ------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ..............         $198,086          $(73,292)          $124,794
   Plus: reclassification adjustment for gains (losses)
   realized in net income ...................................................                -                 -                  -
                                                                                      --------          --------           --------
   Net unrealized gains (losses) on securities ..............................          198,086           (73,292)           124,794
                                                                                      --------          --------           --------
Other comprehensive income (loss) ...........................................         $198,086          $(73,292)          $124,794
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

                             DEKALB BANKSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, adequacy of our allowance for loan losses and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," "intend," "project," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income, the major component of the Company's net income was $1,095,149, compared to $987,452 for the same period in 2004, an increase of $107,697. For the three months ended September 30, 2005, net interest income was $371,017 compared to $346,712 for the comparable period of 2004. The improvements in the 2005 periods were primarily attributable to increased loan volume as the Company continued to build its loan portfolio, and to an increase in the investment portfolio. The average rate realized on interest-earning assets increased from 5.29% for the nine months ended September 30, 2004 to 5.65% for the 2005 period. The average rate paid on interest-bearing liabilities increased from 1.80% to 2.44% during this same period. The net interest spread and net interest margin were 3.22% and 3.57%, respectively for the nine months ended September 30, 2005, compared to 3.48% and 3.72% for the nine months ended September 30, 2004. The net interest spread and net interest margin were 3.17% and 3.55% for the three months ended September 30, 2005 compared to 3.44% and 3.72% for the three months ended September 30, 2004.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2005 and 2004, the provision was $45,712 and $76,000, respectively. For the three months ended September 30, 2005 and 2004, the provision for loan losses was $8,210 and $37,000, respectively. There were no nonperforming loans at September 30, 2005 and no nonperforming loans at September 30, 2004. $16,798 in loans have been criticized or classified as of September 30, 2005. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2005 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses is 1.02% of total loans at September 30, 2005. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                             DEKALB BANKSHARES, INC.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2005 was $326,157 compared to $194,198 for the comparable period in 2004, an increase of $131,959. The increase is attributable to an increase in residential mortgage origination fees when compared to the previous period. For the nine months ended September 30, 2005, fees on residential mortgage loan originations totaled
$183,617, compared to $64,104 for the comparable period in 2004. Total noninterest income for the three months ended September 30, 2005 was $112,138, compared to $63,351 for the 2004 period. For the three months ended September 30, 2005 fees received on residential mortgage loan originations totaled $59,993, compared to $21,445 for the comparable period in 2004. The increase in such residential mortgage loan origination fees in the 2005 periods are the result of continued favorable interest rates and a more active origination strategy.


Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $1,214,061 compared to $999,461 for the nine months ended September 30, 2004, an increase of $214,600. For the quarter ended September 30, 2005, noninterest expense was $407,434 an increase of $69,299, over the comparable period of 2004.

The primary component of noninterest expense is salaries and benefits, which were $666,364 for the nine months ended September 30, 2005 compared to $517,394 for the same period in 2004. Salaries and benefits expense totaled $225,635 and $173,493 for the three months ended September 30, 2005 and 2004, respectively. Other operating expenses were $447,938 for the nine months ended September 30, 2005, compared to $385,164 for the nine months ended September 30, 2004. This increase is the result of various increases in expenses necessary to support the growth of the Company. Other operating expenses were $148,230 for the quarter ended September 30, 2005, compared to $131,556 for the same period in 2004.

Net Income

The Company's net income for the nine months ended September 30, 2005 totaled $100,704 compared to $66,669 for the comparable 2004 period. The net earnings are after the recognition of an income tax expense of $60,829 and $39,520 for the nine months ended September 30, 2005 and 2004, respectively. The net earnings for the quarter ended September 30, 2005 were $42,041 compared to $21,828 for the quarter ended September 30, 2004. The net earnings were after the recognition of income tax expense in the amount of $25,470 and $13,100 for the three months ended September 30, 2005 and 2004, respectively.

Assets and Liabilities

During the nine month period ended September 30, 2005, total assets increased $2,736,373, or 6.43%, when compared to December 31, 2004. During this period, gross loans increased $2,710,485 and total investments increased $2,103,578. This increase in assets was funded by a $971,144 increase in deposits and a $1,700,000 increase in advances and other borrowed money.

Investment Securities

Investment securities totaled $12,172,776 as of September 30, 2005, compared to $10,069,198 at December 31, 2004. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled
$427,200, and stock in Community Financial Services, Inc., which totaled $149,494 as of September 30, 2005.

                             DEKALB BANKSHARES, INC.

Loans

Gross loans increased $2,710,485 during the nine months ended September 30, 2005. The largest increase in loans was in construction loans which increased $1,886,756 to $5,247,308 as of September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                   September 30,    December 31,
                                                       2005             2004
                                                       ----             ----
Mortgage loans on real estate:
   Real estate 1- 4 family .................       $ 9,936,381       $10,336,516
   Commercial ..............................         9,153,500         8,622,253
   Construction ............................         5,247,308         3,360,552
   Second mortgages ........................           221,124            99,595
   Equity lines of credit ..................         2,083,060         1,880,511
                                                   -----------       -----------
       Total mortgage loans ................        26,641,373        24,299,427
Commercial and industrial ..................         1,651,476         1,141,832
Consumer and other .........................         1,060,673         1,201,778
                                                   -----------       -----------
       Total gross loans ...................       $29,353,522       $26,643,037
                                                   ===========       ===========

Risk Elements in the Loan Portfolio

The following is a summary of the risk elements in the loan portfolio:

                                                     September 30, September 30,
                                                          2005         2004
                                                          ----         ----
Loans: Non-accrual ................................     $     -       $     -
Accruing loans more than 90 days past due .........     $     -       $     -
Loans identified by internal review mechanism:
   Criticized .....................................     $16,628       $25,646
   Classified .....................................     $     -       $     -

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

Activity in the Allowance for Loan Losses is as follows:

                                                                                           September 30,              September 30,
                                                                                                2005                       2004
                                                                                                ----                       ----
Balance, January 1, ..........................................................             $    266,478               $    305,000
Provision for loan losses for the period .....................................                   45,712                     76,000
Net loans (charged-off) recovered for the period .............................                  (12,190)                  (144,698)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    300,000               $    236,302
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 29,353,522               $ 24,986,964
                                                                                           ============               ============

Allowance for loan losses to loans outstanding ...............................                     1.02%                      0.95%

                             DEKALB BANKSHARES, INC.

Deposits

Total deposits increased $971,144 or 3.43%, from December 31, 2004 to $29,281,522 at September 30, 2005. The largest increase was in other time deposits which increased $1,160,121, or 21.14%, to $6,647,487 at September 30, 2005. These deposits are generally more sensitive to changes in interest rates and are, therefore, considered less stable than core deposits. Noninterest-bearing deposits decreased $68,738, or 2.46%, to $2,720,030 as of September 30, 2005.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

                                                     September 30,  December 31,
                                                         2005           2004
                                                         ----           ----
Noninterest-bearing transaction accounts .......     $ 2,720,030     $ 2,788,768
Interest-bearing transaction accounts ..........       3,759,777       3,449,845
Savings ........................................       3,237,408       3,812,952
Time deposits $100,000 and over ................      12,916,820      12,771,447
Other time deposits ............................       6,647,487       5,487,366
                                                     -----------     -----------
       Total deposits ..........................     $29,281,522     $28,310,378
                                                     ===========     ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta totaled $7,600,000 as of September 30, 2005, as compared to $5,900,000 as of December 31, 2004. One of the advances of $1,000,000 was entered into on July 23, 2002 with an interest rate of 3.87% and a maturity date of July 23, 2012. This advance has a "knockout" provision beginning on July 23, 2003, that allows the Federal Home Loan Bank of Atlanta to convert the advance to an adjustable rate advance if the 3 Month LIBOR rate exceeds 7.00%. Another advance totaling $400,000 has an adjustable interest rate of 3.83% as of September 30, 2005. Another advance totaling $500,000 has an adjustable interest rate of 3.79% as of September 30, 2005. Another advance totaling $2,000,000 has an interest rate of 3.79% and matures July 22, 2015, but is callable by the Federal Home Bank of Atlanta on July 22, 2008. We also borrowed $3,700,000 under the daily rate credit program with a rate of 4.16% as of September 30, 2005 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $3,000,000 at September 30, 2005, with an interest rate of 2.95% maturing January 20, 2007.

Liquidity

Liquidity needs are met by the Company through cash and short-term investments, and scheduled maturities of loans and through pricing policies for interest-bearing deposit accounts. As of September 30, 2005, the Company's primary sources of liquidity included federal funds sold totaling $1,389,000 and un-pledged securities available-for-sale totaling $701,948. The Company also has lines of credit available with correspondent banks to purchase federal funds totaling $1,900,000 at September 30, 2005. In addition, the Company also has borrowing capacity available through the Federal Home Loan Bank of Atlanta. As of September, 30, 2005 the Company's ability to borrow funds from the Federal Home Loan Bank of Atlanta totaled $9,057,932 of which the Company had borrowed $7,600,000 as of September 30, 2005.

Securities classified as available-for sale are recorded at fair market value. While several individual securities are in an unrealized loss position as of September 30, 2005 we have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of this report and our 2004 Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity increased $37,473 from December 31, 2004 to $5,229,868 at September 30, 2005. This is the result of net income for the period of $100,704, which was offset by a negative adjustment of $63,231 for the unrealized loss on securities available for sale.

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

The Bank is also required to maintain capital at a minimum level based on adjusted quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. The Federal Reserve has similar capital guidelines but it applies its guidelines on a bank only basis for bank holding companies with less than $150 million in consolidated assets.

The following table summarizes the Bank's risk-based capital at September 30, 2005:

Shareholders' equity ..........................................     $ 5,216,681
Less: unrealized losses on available-for-sale securities ......         103,824
                                                                    -----------
Tier 1 capital ................................................       5,320,505
Plus: allowance for loan losses(1) ............................         300,000
                                                                    -----------
Total risk-based capital ......................................     $ 5,620,505
                                                                    ===========

Risk-weighted assets ..........................................     $30,824,000
                                                                    ===========

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ...................           17.26%
   Total risk-based capital (to risk-weighted assets) .........           18.23%
   Tier 1 capital (to total average assets) ...................           12.08%

(1) Limited to 1.25% of risk-weighted assets

                             DEKALB BANKSHARES, INC.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for specified periods of time. At September 30, 2005, we had issued commitments to extend credit of $5,189,596 and standby letters of credit of $83,030 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table below do not necessarily reflect the Company's needs for funds in the periods shown.

                                                      After One       After Three
                                       Within          Through          Through                           Greater
                                         One            Three            Twelve           Within            Than
                                        Month           Months           Months          One Year         One Year           Total
                                        -----           ------           ------          --------         --------           -----
Unused commitments
   to extend credit ..........       $  130,765       $  121,300       $2,551,767       $2,803,832       $2,385,764       $5,189,596
Standby letters of
   credit ....................                -                -           15,000           15,000           68,030           83,030
                                     ----------       ----------       ----------       ----------       ----------       ----------
     Total ...................       $  130,765       $  121,300       $2,566,767       $2,818,832       $2,453,794       $5,272,626
                                     ==========       ==========       ==========       ==========       ==========       ==========

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



                                        s/William C. Bochette, III
                                     By:----------------------------------------
                                        William C. Bochette, III
                                        Chief Executive Officer, President, and
                                        Chief Financial Officer

Date: November 8, 2005

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