Form 10KSB
period 2005-12-31
DEKALB BANKSHARES INC
filed 2006-03-24
CIK 1267970

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005        Commission File No. 000-50466

                             DEKALB BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

          South Carolina                               61-1444253
----------------------------------          ------------------------------------
State or Other Jurisdiction of              (IRS Employer Identification Number)
Incorporation or Organization)

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The issuer's revenues for its most recent fiscal year were $1,892,611.

         The aggregate market value of the Common Stock held by non-affiliates on February 1, 2006, was approximately $5,804,204. As of February 1, 2006, there were 610,139 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                  Part I
                                                                                                              Page
Item 1            Description of Business........................................................................4
Item 2            Description of Property.......................................................................10
Item 3            Legal Proceedings.............................................................................10
Item 4            Submission of Matters to a Vote of Security Holders...........................................10

                  Part II

Item 5            Market for Common Equity, Related Stockholder Matters and Small
                     Business Issuer Purchases of Securities....................................................10

Item 6            Management's Discussion and Analysis or Plan of Operation.....................................10
Item 7            Financial Statements..........................................................................25
Item 8            Changes In and Disagreements with Accountants on Accounting and
                     Financial Disclosure.......................................................................47
Item 8A           Controls and Procedures.......................................................................47
Item 8B           Other Information ............................................................................47


                  Part III

Item 9            Directors, Executive Officers, Promoters and Control Persons;

                     Compliance With Section 16(a) of the Exchange Act .........................................47
Item 10           Executive Compensation........................................................................51
Item 11           Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters................................................................52
Item 12           Certain Relationships and Related Transactions................................................53
Item 13           Exhibits......................................................................................53
Item 14           Principal Accountant Fees and Services........................................................53

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

          These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with minimal operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

                                     PART I

Item 1.  Description of Business.

General

          DeKalb Bankshares, Inc., ("DeKalb") is a holding company for The Bank of Camden ("Bank of Camden"). DeKalb was organized in March, 2003, and acquired Bank of Camden in September, 2003. DeKalb currently engages in no business other than ownership of Bank of Camden.

          Bank of Camden conducts a general banking business under a state charter approved by the South Carolina State Board of Financial Institutions and granted by the Secretary of State of South Carolina. Bank of Camden was originally organized as a South Carolina state bank in 2000 and commenced operations in February 2001. Bank of Camden conducts its activities from its office located in Camden, South Carolina.

          Bank of Camden's business primarily consists of accepting deposits and making loans. Bank of Camden seeks deposit accounts from households and businesses in its primary market area by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts and Keogh plans), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Kershaw County and makes other authorized investments. Residential Mortgage loans are primarily made for resale in the secondary market. As of December 31, 2005, Bank of Camden employed 14 persons.

Competition

          Bank of Camden competes in the South Carolina county of Kershaw, for which the most recent market share data available is as of June 30, 2005. At that time, eight banks, and savings banks with 13 branch locations competed in Kershaw County for aggregate deposits of approximately $550,013,000. Bank of Camden had a county-wide deposit market share of 5.10% and a market share rank of seven.

          Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, Bank of Camden competes with commercial banks, savings and loan associations, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon Bank of Camden. Many of these competitors have substantially greater resources and lending limits than Bank of Camden and offer certain services, such as international banking services and trust services, that Bank of Camden does not provide. Moreover, most of these competitors have more branch offices located throughout their market areas, a competitive advantage that Bank of Camden does not have to the same degree.

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

Effect Of Government Regulation

          Bank holding companies and banks are extensively regulated under federal and state law. Most such regulations are intended to benefit depositors and other customers of banks and not the shareholders of banks and bank holding companies. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of DeKalb and Bank of Camden.

General

          As a bank holding company under the Bank Holding Company Act ("BHCA"), DeKalb is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, DeKalb's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. DeKalb may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits DeKalb from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits DeKalb from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         DeKalb is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of DeKalb to its Subsidiary Bank

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of Bank of Camden.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

         Failure to meet capital guidelines could subject Bank of Camden to a variety of enforcement remedies, including prohibitions on various activities and, in some cases, the appointment of a receiver for Bank of Camden.

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

         Bank of Camden exceeded all applicable capital requirements by a wide margin at December 31, 2005. For small holding companies, such as DeKalb, capital adequacy is measured by the capital adequacy of the subsidiary bank.

Payment of Dividends

         DeKalb is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of DeKalb are expected to result from dividends paid to DeKalb by Bank of Camden. There are statutory and regulatory requirements applicable to the payment of dividends by Bank of Camden as well as by DeKalb to its shareholders. It is not anticipated that DeKalb will pay cash dividends in the near future.

Certain Transactions by DeKalb with its Affiliates

         Federal law regulates transactions among a bank holding company and its affiliates, including the amount of its bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments


         Because Bank of Camden's deposits are insured by the BIF, Bank of Camden is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. In addition, Bank of Camden is subject to an assessment to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on Bank of Camden in 2006.

Regulation of Bank of Camden

Bank of Camden is subject to regulation and examination by FDIC and the State Board. In addition, Bank of Camden is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. Bank of Camden's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of Bank of Camden are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 DeKalb and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

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

         The Act and the regulations create opportunities for DeKalb to offer expanded services to customers in the future, though DeKalb has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than DeKalb of taking advantage of the opportunity to provide a broader range of services.
However, DeKalb continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The Sarbanes-Oxley Act and the SEC's new regulations have increased DeKalb's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, DeKalb does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time. Management of DeKalb cannot predict the future course of such legislative proposals or their impact on DeKalb and Bank of Camden should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of DeKalb and Bank of Camden are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on DeKalb and the Bank cannot be predicted.

Further Information

         Further information about the business of DeKalb and Bank of Camden is set forth in Item 6 - Management's Discussion and Analysis or Plan of Operation.

Item 2.  Description of Property.

         Bank of Camden owns its office at 631 West DeKalb Street, Camden, South Carolina. The office is an approximately 11,000 square foot one story banking office with on site parking and drive through windows. Bank of Camden's property is believed to be well suited for its needs.

Item 3.  Legal Proceedings.

         DeKalb is not a party to any legal proceedings other than routine collection matters.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Although the Company's common stock is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. DeKalb's common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2005, management is aware of a few transactions in which the Company's common stock traded in the price range of $11.00 to $12.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of DeKalb's common stock.

         As of December 31, 2005, there were approximately 593 holders of record of DeKalb's common stock, excluding individual participants in security position listings.

         DeKalb has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of DeKalb is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. DeKalb's only source of dividends at this time is dividends paid to it by the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of Bank of Camden's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

         During the fiscal year ended December 31, 2005, DeKalb did not sell any securities that were not registered under the Securities Act of 1933.


         Neither DeKalb nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                              Basis of Presentation

The following discussion should be read in conjunction with DeKalb's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

                                     General

On January 19, 2006, DeKalb entered into an agreement and plan of merger with First Community Corporation ("First Community"), the parent holding company for First Community Bank in Lexington, South Carolina. Pursuant to the agreement,
DeKalb will be merged with and into First Community and Bank of Camden will be merged with and into First Community Bank. Each share of DeKalb common stock will be converted into the right to receive $3.875 in cash and 0.60705 shares of First Community common stock. The boards of directors of both companies have approved the merger agreement The agreement is subject to the approval of shareholders of DeKalb and regulatory authorities. The transaction is expected to close during the late second or early third quarter of 2006.

On September 30, 2003, Bank of Camden was acquired by its newly formed holding company, DeKalb. Bank of Camden is the primary asset of the holding company at December 31, 2005 and 2004. Amounts previously reported by Bank of Camden remain unchanged.

Organizing activities for Bank of Camden began on January 6, 2000. Upon the completion of the application process with the State of South Carolina Board of Financial Institutions for a state charter and with the Federal Deposit Insurance Corporation for deposit insurance, Bank of Camden sold 609,060 shares of common stock at a price of $10.00 per share. The offering resulted in capital totaling $5,866,807, net of selling expenses of $223,793. Bank of Camden began operations on February 20, 2001 at its main office at 631 West DeKalb Street in Camden, South Carolina.

                              Results of Operations

Year ended December 31, 2005, compared with year ended December 31, 2004

Net interest income increased $98,751, or 7.05% in 2005 from $1,400,970 in 2004. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $5,530,000 or 15.34%, due to continued growth in the loan and investment portfolios. The primary components of interest income were interest on loans, including fees, of $1,959,542 and interest on securities available for sale of $401,067.

DeKalb's net interest spread and net interest margin were 3.23% and 3.60%, respectively, in 2005 compared to 3.62% and 3.89%, respectively, in 2004. The decrease in net interest spread was primarily the result of rates paid on interest-bearing liabilities increasing more rapidly than rates earned on interest earning assets. The yield on earning assets increased from 5.31% in 2004 to 5.86% in 2005. Specifically, the loan portfolio yield increased from 6.41% in 2004 to 6.86% in 2005. Rates paid on interest-bearing liabilities increased from 1.86% in 2004 to 2.63% in 2005.

The provision for loan losses was $58,120 in 2005 compared to $109,000 in 2004. DeKalb continues to maintain the allowance for loan losses at a level management believes to be sufficient to cover known and probable losses in the loan portfolio.

Noninterest income increased $168,434 or 75.04%, to $392,890 in 2005 from $224,456 in 2004. The majority of the increase is attributable to an increase of $166,330, or 430%, in gains on the sale of residential mortgage loans from 2004 to 2005. This increase is due to growth in the number of mortgage refinances and originations during 2005 compared to 2004. Service charges on deposit accounts decreased $6,979, or 4.47%, to $149,199 for the year ended December 31, 2005.

Noninterest expense increased $272,733, or 19.81%, to $1,649,285 in 2005 from $1,376,552 in 2004. Other operating expenses increased $63,308 to $610,703 for the year ended December 31, 2005. The increases are mainly attributable to the growth of DeKalb. Salaries and benefits increased $197,932, or 28.05%, to $903,485 in 2005 from $705,553 in 2004. This increase is attributable to normal pay increases and additional staff. DeKalb's efficiency ratio was 87.11% in 2005 compared to 84.68% in 2004. The efficiency ratio is defined as noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

Net income was $105,711 in 2005 compared to $87,721 in 2004. The increase in net income reflects our continued growth, as average-earning assets increased from $36,054,000 for the year ended December 31, 2004 to $41,584,000 for the year ended December 31, 2005. Return on average assets during 2005 was 0.24%, compared to 0.23% during 2004, and return on average equity was 2.42% during 2005, compared to 1.70% during 2004.

                               Net Interest Income

General. The largest component of Bank of Camden's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on Bank of Camden's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents Bank of Camden's net interest margin.

Average Balances, Income and Expenses and Rates. The following tables set forth, for the periods indicated, information related to Bank of Camden's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses and Rates

                                                            For the year ended                        For the year ended
                                                             December 31, 2005                         December 31, 2004
                                                             -----------------                         -----------------
                                                     Average      Income/      Yield/         Average       Income/        Yield/
(Dollars in thousands)                               Balance      Expense       Rate          Balance       Expense         Rate
                                                     -------      -------       ----          -------       -------         ----
Assets:
   Earning Assets:
     Loans (1) ................................    $   28,581    $   1,960      6.86%      $    23,765    $     1,523       6.41%
     Securities, taxable ......................        10,525          401      3.81             9,478            348       3.67
     Federal funds sold and
       nonmarketable equity
       securities .............................         2,478           75      3.03             2,811             45       1.60
                                                   ----------    ---------                 -----------    -----------
       Total earning assets ...................        41,584        2,436      5.86            36,054          1,916       5.31
                                                   ----------    ---------                 -----------    -----------
   Cash and due from banks ....................           581                                      619
   Premises and equipment .....................         1,390                                    1,390
   Other assets ...............................           620                                      779
   Allowance for loan losses ..................          (291)                                    (301)
                                                   -----------                             -----------
       Total assets ...........................    $   43,884                              $    38,541
                                                   ==========                              ===========
Liabilities:
   Interest-Bearing Liabilities:
     Interest-bearing
       transaction accounts ...................    $    3,972    $      13      0.33%      $     3,374    $        11       0.33%
     Savings deposits .........................         3,332           47      1.41             4,008             50       1.25
     Time deposits ............................        18,659          553      2.96            16,092            322       2.00
     Short-term borrowings ....................         5,757          202      3.51             4,591            109       2.37
     Long-term borrowings .....................         3,893          122      3.13             2,836             84       2.95
                                                   ----------    ---------                 -----------    -----------
       Total interest-bearing liabilities .....        35,613          937      2.63            30,901            576       1.86
                                                   ----------    ---------                 -----------    -----------
   Demand deposits ............................         2,914                                    2,390
   Accrued interest and other liabilities .....           155                                       82
   Shareholders' equity .......................         5,202                                    5,168
                                                   ----------                              -----------
       Total liabilities and
           shareholders' equity ...............    $   43,884                              $    38,541
                                                   ==========                              ===========
Net interest spread                                                              3.23%                                      3.45%
Net interest income ...........................                  $   1,499                                $     1,340
                                                                 =========                                ===========
Net interest margin ...........................                                  3.60%                                      3.72%

-----------------
(1) Includes loans held for sale. There were no loans in nonaccrual status as of December 31, 2005 and 2004, respectively.

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest- bearing liabilities have affected DeKalb's interest income and interest expense during the periods indicated. The table below provides information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate and volume (change in rate multiplied by the change in volume).

                                                                                             2005 compared to 2004
                                                                                             ---------------------
                                                                                         Due to increase (decrease) in
(Dollars in thousands)                                                       Volume         Rate(1)      Volume/Rate(2)        Total
                                                                             ------         -------      --------------        -----
Interest income:
   Taxable securities ...........................................           $  38            $  13            $   2            $  53
   Loans ........................................................             309              107               21              437
   Federal funds sold and nonmarketable
    equity securities ...........................................              (5)              40               (5)              30
                                                                            -----            -----            -----            -----
     Total interest income ......................................             342              160               18              520
                                                                            -----            -----            -----            -----
Interest expense:
   Interest-bearing deposits ....................................              41              171               18              230
Other borrowings ................................................              58               56               17              131
                                                                            -----            -----            -----            -----
     Total interest expense .....................................              99              227               35              361
                                                                            -----            -----            -----            -----
       Net interest income ......................................           $ 243            $ (67)           $ (17)           $ 159
                                                                            =====            =====            =====            =====

-----------------
(1)  Net interest income divided by total interest earning assets.
(2) Changes to both rate and volume, (in iii above), which cannot be segregated, have been allocated proportionately.

During 2005 and 2004, long term interest rates were relatively stable while short-term rates increased significantly. Changes in interest rates that can have significant effects on Bank of Camden are still possible. In the absence of significant changes in market interest rates, any changes in net interest income during 2006 are expected to result primarily from changes in the volumes of interest earning assets and liabilities.

Interest Sensitivity. DeKalb monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth DeKalb's interest rate sensitivity at December 31, 2005.

Interest Sensitivity Analysis

                                                                                                Greater
                                                                   After Three                    Than         Greater
                                                        Within       Through                    One Year        Than
(Dollars in thousands)                                   Three       Twelve        Within       or Non-         Five
                                                        Months       Months       One Year     Sensitive        Years        Total
                                                        ------       ------       --------     ---------        -----        -----
Assets
Earning Assets:
   Loans .........................................    $  9,975      $  2,700      $ 12,675      $  9,847      $  8,010      $ 30,532
   Securities ....................................         577           737         1,314         4,279         6,016        11,609
   Federal funds sold and other ..................       1,884             -         1,884             -             -         1,884
                                                      --------      --------      --------      --------      --------      --------
     Total earning assets ........................      12,436         3,437        15,873        14,126        14,026        44,025
                                                      --------      --------      --------      --------      --------      --------
Liabilities
Interest-bearing liabilities:
   Interest-bearing deposits:
     NOW accounts ................................       4,177             -         4,177             -             -         4,177
     Savings deposits ............................       3,136             -         3,136             -             -         3,136
     Time deposits ...............................       7,894        10,866        18,760         1,248             -        20,008
                                                      --------      --------      --------      --------      --------      --------
       Total interest-bearing deposits ...........      15,207        10,866        26,073         1,248             -        27,321
     Advances from Federal Home
         Loan Bank ...............................       4,600             -         4,600             -         3,000         7,600
     Repurchase agreements .......................           -             -             -         3,000             -         3,000
                                                      --------      --------      --------      --------      --------      --------
     Total interest-bearing liabilities ..........      19,807        10,866        30,673         4,248         3,000        37,921
                                                      --------      --------      --------      --------      --------      --------
Period gap .......................................    $ (7,371)     $ (7,429)     $(14,800)     $  9,878      $ 11,026
                                                      ========      ========      ========      ========      ========
Cumulative gap ...................................    $ (7,371)     $(14,800)     $(14,800)     $ (4,922)     $  6,104
                                                      ========      ========      ========      ========      ========
Ratio of cumulative gap to total
  earning assets .................................      (16.74)%      (33.62)%      (33.62)%      (11.18)%       13.87%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give DeKalb the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates, except for daily rate credit advances which can reprice daily. Securities sold under agreements to repurchase are reflected at their contractual maturity date.

DeKalb is in a liability sensitive position (or a negative gap) of $14.8 million over the 12 month timeframe. The gap is negative when interest sensitive liabilities exceed interest sensitive assets, as was the case at the end of 2005 with respect to the one-year time horizon. When interest sensitive assets exceed interest sensitive liabilities for a specific repricing "horizon," a positive interest sensitivity gap results.

A negative gap generally has an adverse effect on net interest income during periods of rising rates. A negative one year gap position occurs when the dollar amount of rate sensitive liabilities maturing or repricing within one year exceeds the dollar amount of rate sensitive assets maturing or repricing during that same period. As a result, during periods of rising interest rates, the interest paid on interest-bearing liabilities will increase faster than interest received from earning assets, thus reducing net interest income. The reverse is true in periods of declining interest rates resulting generally in an increase in net interest income. DeKalb's Board of Directors and management review various calculations in measuring and monitoring interest rate risk. DeKalb does not feel traditional gap analysis as presented above is a precise indicator of its interest sensitivity position.

Gap analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Management and the Board focus primarily upon an estimation of net interest margin levels over a variety of rate scenarios using a rate shocked simulation analysis. In this methodology, interest income and interest expense are estimated under a variety of rate possibilities. This analysis provides a more dynamic view of the effect of a rate change on net interest income by simulating the roll-off and reinvestment of funds using present and forecast pricing to calculate interest flows. Net interest income also may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                     Provision and Allowance for Loan Losses

General. DeKalb has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, DeKalb's Board of Directors reviews and approves the appropriate level for DeKalb's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in its market. In the absence of meaningful historical experience of its own, DeKalb uses the experience of its management at other institutions, guidance from regulators and industry norms for start up banks, as the basis for determining the allowance.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on DeKalb's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the losses inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and estimated inherent losses in the loan portfolio. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. DeKalb does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

In order to determine an adequate level for the allowance for loan losses, DeKalb calculates a general reserve based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, consumer and mortgage. DeKalb applies general loss factors to each category and may adjust these percentages as appropriate given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth. The general estimate is then added to any specific allocations made on account of particular loans or groups of loans that exhibit significant characteristics which are different from the general types. The resulting amount is the total allowance for loan losses. Due to DeKalb's limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies review the allowance for loan losses through their periodic examinations, and they may require additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. As of December 31, 2005, DeKalb's allowance for loan losses totaled $305,000, an increase of $38,522 from the prior year. This increase results from net charge-offs of $19,598 and a provision for loan losses of $58,120 expensed during 2005. The categories and concentrations of loans have been relatively consistent during the past two years.

The following table sets forth certain information with respect to Bank of Camden's allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2005 and 2004.

                            Allowance for Loan Losses

(Dollars in thousands)                                                                                2005                    2004
                                                                                                      ----                    ----

Total loans outstanding at end of period ...............................................              $29,906               $26,643
                                                                                                      =======               =======
Average loans outstanding ..............................................................              $28,581               $23,765
                                                                                                      =======               =======
Balance of allowance for loan losses at beginning of period ............................              $   266               $   305
Charge-offs:
   Commercial and industrial ...........................................................                   19                   150
   Real estate .........................................................................                    -                     -
   Consumer and other ..................................................................                    1                     3
                                                                                                      -------               -------
     Total charge-offs: ................................................................                   20                   153
                                                                                                      -------               -------
Recoveries of previous charge-offs:
   Commercial and industrial ...........................................................                    -                     5
   Real estate .........................................................................                    -                     -
   Consumer and other ..................................................................                    1                     5
                                                                                                      -------               -------

     Total recoveries ..................................................................                    1                     5
                                                                                                      -------               -------
Net charge-offs: .......................................................................                   19                   148
Provision for loan losses ..............................................................                   58                   109
                                                                                                      -------               -------
Balance of allowance for loan losses at end of period ..................................              $   305               $   266
                                                                                                      =======               =======
Allowance for loan losses to period end loans ..........................................                 1.02%                 1.00%
Ratio of net charge-offs to average loans ..............................................                 0.07%                 0.62%

                              Nonperforming Assets

Nonperforming Loans. There were no loans in nonaccrual status at December 31, 2005 or 2004. There were no loans past due ninety days or more and still accruing interest and no restructured loans at December 31, 2005 or 2004.

For the year ended December 31, 2005, there was no interest recognized in income on nonaccrual loans. No loans were placed in nonaccrual status during 2005.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a nonaccruing loan is finally resolved, there may ultimately be a writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans. DeKalb maintains a list of potential problem loans that are not included in impaired loans (nonaccrual loans or loans past due 90 days or more and still accruing interest). A loan is added to the potential problem loan list when management becomes aware of information about possible credit problems of the borrower that causes doubts about its ability to comply with current loan repayment terms. At December 31, 2005, DeKalb had not identified any potential problem loans. The results of this internal review process are considered in determining management's assessment of the adequacy of the allowance for loan losses.

                         Noninterest Income and Expense

Noninterest Income. For the year ended December 31, 2005, noninterest income totaled $392,890 as compared to $224,456 for the year ended December 31, 2004. This increase is primarily attributable to an increase of $166,330 in gains on the sale of residential mortgage loans from 2004 to 2005, due to the increase of mortgage loan refinances and originations. The next largest component of noninterest income was service charges on deposit accounts which totaled $149,199 for the year ended December 31, 2005, a decrease of $6,979 or 4.47% when compared to 2004.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2005 and 2004.

  (Dollars in thousands)                                         2005       2004
                                                                 ----       ----
Gains on residential mortgage loan sales .................       $205       $ 39
Service charges on deposit accounts ......................        149        156
Other service charges, commissions, and fees .............         39         30
                                                                 ----       ----
   Total noninterest income ..............................       $393       $225
                                                                 ====       ====

Noninterest Expense. For the year ended December 31, 2005, noninterest expense totaled $1,649,285 as compared to $1,376,552 for the year ended December 31, 2004. Salaries and employee benefits, which comprised the largest component of noninterest expense, totaled $903,485. Other operating expenses increased $63,308 or 11.57% to $610,703 for the year ended December 31, 2005, when compared to 2004. These increases in expenses were associated with the growth of DeKalb.

The following table sets forth the primary components of noninterest expense for the years ended December 31, 2005 and 2004.


  (Dollars in thousands)                                       2005        2004
                                                               ----        ----
Salaries and employee benefits .........................      $  903      $  706
Net occupancy expense ..................................          83          76
Advertising and marketing expense ......................          27          37
Office supplies, forms, and stationery .................          47          42
Data processing ........................................         151         145
Professional fees ......................................         102          86
Furniture and equipment expense ........................          52          47
Other ..................................................         284         238
                                                              ------      ------

   Total noninterest expense ...........................      $1,649      $1,377
                                                              ======      ======

                               Earning Assets


Loans. Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies and practices designed to control both the types and amounts of risks assumed, and to minimize losses. Such policies and practices include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines. Loans averaged $28,581,000 in 2005 as compared to $23,765,000 in 2004. At December 31, 2005, total loans were $29,905,856, or 12.25%, higher than the December 31, 2004 balance of $26,643,037.


The following table sets forth the composition of the loan portfolio by category at December 31, 2005 and 2004 and highlights Bank of Camden's general emphasis on loans secured by real estate.

                          Composition of Loan Portfolio

  December 31,                                                   2005                          2004
                                                                 ----                          ----
                                                                       Percent of                     Percent of
  (Dollars in thousands)                                 Amount           Total          Amount          Total
                                                         ------           -----          ------          -----
  Commercial and industrial .....................    $     2,090            6.99%     $     3,279        12.31%
  Real estate:
    Construction ................................          5,198           17.38            2,426         9.11
    Mortgage-residential ........................         12,261           41.00           12,009        45.07
    Mortgage-nonresidential .....................          9,320           31.16            7,700        28.90
  Consumer ......................................          1,037            3.47            1,229         4.61
                                                     -----------           -----      -----------        -----
      Total loans ...............................         29,906             100%          26,643          100%
                                                                           -----                         -----
  Allowance for loan losses .....................           (305)                            (266)
                                                     -----------                      -----------
      Net loans .................................    $    29,601                      $    26,377
                                                     ===========                      ===========


The largest component of loans in DeKalb's loan portfolio is real estate mortgage loans. At December 31, 2005, real estate mortgage loans totaled $21,581,000 and represented 72.16% of the total loan portfolio. At December 31, 2004, real estate mortgage loans totaled $19,709,000 and represented 73.97% of the total loan portfolio.


In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in Bank of Camden's market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio.

Residential real estate loans consist of loans secured by first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans include loans secured by commercial properties and other loans secured by multi-family properties and farmland. The repayment of both residential and nonresidential real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment. For the past several years, the demand for residential and commercial real estate loans in the Camden market has been higher than normal due to the low interest rate environment.

Commercial and industrial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral usually consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, more in-depth initial and continuing financial analysis of a borrower's cash flows and other financial information is generally required.

Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.

DeKalb's loan portfolio reflects the diversity of its market. DeKalb's office is located in Kershaw County, South Carolina. The economy of Kershaw County contains elements of medium and light manufacturing, regional health care, and distribution facilities. Management expects the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. DeKalb does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for DeKalb. The following table sets forth DeKalb's loans maturing within specified intervals at December 31, 2005.

       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                  Over One
                                                                     Year
  December 31, 2005                                One Year        Through            Over
  (Dollars in thousands)                            or Less       Five Years        Five Years            Total
                                               -------------    -------------     -------------    -------------
  Commercial and industrial ................   $     763,380    $   1,169,501     $     157,346    $   2,090,227
  Real estate ..............................       6,570,944        7,961,308        12,246,198       26,778,450
  Consumer and other .......................         367,134          631,717            38,328        1,037,179
                                               -------------    -------------     -------------    -------------
                                               $   7,701,458    $   9,762,526     $  12,441,872    $  29,905,856
                                               =============    =============     =============    =============

Loans maturing after one year with:
     Fixed interest rates ..................                                                       $  14,908,525
     Floating interest rates ...............                                                           7,295,873
                                                                                                   -------------
                                                                                                   $  22,204,398

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

There were no concentrations of loans exceeding 10% of total loans at December 31, 2005 or 2004 that are not otherwise disclosed as a category in the tables above.

                                   Investments

Investment Securities. The investment securities portfolio is also a component of DeKalb's total earning assets. Total securities averaged $11,066,000 in 2005 as compared to $9,825,000 in 2004. At December 31, 2005, the total securities portfolio was $11,608,668, an increase of $1,539,470 over the December 31, 2004 balance of $10,069,198. The increase was primarily invested in short-term debt of U.S. government agencies. All marketable equity securities were designated as available-for-sale and were recorded at their estimated fair market value. Nonmarketable equity securities, which are included in total securities, totaled $576,695 and $474,813 at December 31, 2005 and 2004, respectively, and are recorded at cost. DeKalb has no tax-exempt securities.


The following table sets forth the carrying value of the securities held by Bank of Camden at December 31, 2005 and 2004.

Investment Securities Portfolio Composition


  December 31,                                          2005           2004
                                                   -------------   ------------
  (Dollars in thousands)
  U.S. government agencies and corporations .....  $       3,931   $      2,501
  Mortgage-backed securities ....................          7,101          7,093
  Nonmarketable equity securities ...............            577            475
                                                   -------------   ------------
     Total securities ...........................  $      11,609   $     10,069
                                                   =============   ============

Mortgage-backed securities were comprised of securities issued by the Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association
(FNMA). The amortized cost and fair value of securities held at December 31, 2005 that were issued by FHLMC were $4,020,479 and $3,894,278, respectively. The amortized cost and fair value of securities held at December 31, 2005 that were issued by FNMA were $3,302,948 and $3,206,321, respectively.

The following table sets forth the scheduled maturities and weighted average yields of securities held at December 31, 2005.

Investment Securities Maturity Distribution and Yields

  (Dollars in thousands)                                                       After One But     After Five But          After
  December 31, 2005                      No Maturity      Within One Year    Within Five Years  Within Ten Years        Ten Years
                                         -----------      ---------------    -----------------  ----------------        ---------
                                      Amount     Yield    Amount    Yield     Amount   Yield     Amount   Yield      Amount   Yield
                                      ------     -----    ------    -----     ------   -----     ------   -----      ------   -----

  U.S. government agencies .......   $      -         %  $     736   2.49%   $  3,195   3.58%   $      -       %   $       -       %
  Mortgage-backed securities .....          -                    -              1,084   3.43       1,632   3.61        4,385   4.54
  Nonmarketable equity securities         577     3.64           -                  -                  -                   -
                                    ---------            ---------           --------           --------           ---------
     Total .......................  $     577            $     736           $  4,279           $  1,632           $   4,385
                                    =========            =========           ========           ========           =========


Other attributes of the securities portfolio, including yields and maturities, are discussed above.

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, securities purchased under agreements to resell and interest-bearing deposit accounts with other Banks, averaged $1,938,000 in 2005 and totaled $1,883,402 and $3,550,287 at December 31, 2005 and 2004,
respectively. These funds are an important source of DeKalb's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. Interest-bearing deposit accounts consist of DeKalb's interest-bearing account with the Federal Home Loan Bank and time deposits with other banks.

                 Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities totaled $35,613,000 in 2005 as compared to $30,901,000 in 2004. Total interest-bearing liabilities totaled $37,921,220 at December 31, 2005, as compared to $34,421,610 at December 31, 2004.

Deposits. Average total deposits totaled $28,877,000 during 2005, as compared to $25,864,000 during 2004. At December 31, 2005, total deposits were $30,300,625 as compared to $28,310,378 at December 31, 2004. Most of the growth in deposits were in time deposits of $100,000 or more as shown below.

The following table sets forth the deposits of DeKalb by category as of December 31, 2005 and 2004.

Deposits

  December 31,                                                2005                             2004
                                                   --------------------------       --------------------------
                                                                   Percent of                       Percent of
  (Dollars in thousands)                               Amount       Deposits            Amount       Deposits
                                                   -----------    -----------       -----------    -----------
  Demand deposit accounts .....................    $     2,979           9.83%      $     2,789           9.85%
  NOW accounts ................................          4,178          13.79             3,450          12.19
  Savings accounts ............................          3,136          10.35             3,813          13.47
  Time deposits less than $100,000 ............          5,758          19.00             5,487          19.38
  Time deposits of $100,000 or over ...........         14,250          47.03            12,771          45.11
                                                   -----------    -----------       -----------    -----------
     Total deposits ...........................    $    30,301         100.00%      $    28,310         100.00%
                                                   ===========    ===========       ===========    ===========

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for DeKalb's loan portfolio and other earning assets. DeKalb's core deposits were approximately $16,051,112 at December 31, 2005.

The following table sets forth the average amounts of deposits and average rates on each category for 2005 and 2004.

                                                              2005                             2004
                                                   --------------------------       --------------------------
                                                     Average      Average               Average       Average
  (Dollars in thousands)                               Amount       Rate Paid           Amount       Rate Paid
                                                   -----------    -----------       -----------    -----------
  Demand deposit accounts .....................    $     2,914         0.00%        $     2,390         0.00%
  NOW accounts ................................          3,972         0.33               3,374         0.33
  Savings accounts ............................          3,332         1.41               4,008         1.25
  Time deposits less than $100,000 ............          6,007         2.85               4,997         2.25
  Time deposits of $100,000 or over ...........         12,652         3.02              11,095         1.89
                                                   -----------         ----         -----------         ----
     Total deposits ...........................    $    28,877         2.12%        $    25,864         1.48%
                                                   ===========         ====         ===========         ====

Deposits, and particularly core deposits, have been DeKalb's primary source of funding and have enabled DeKalb to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be DeKalb's primary source of funding in the future. DeKalb's loan-to-deposit ratio was 100.76% and 94.11% at December 31, 2005 and 2004, respectively. The maturity distribution of DeKalb's time deposits over $100,000 at December 31, 2005, is set forth in the following table.

Maturities of Time Deposits of $100,000 or More

                                                                                            After Six
                                                                           After Three       Through
                                                           Within Three    Through Six        Twelve       After Twelve
  (Dollars in thousands)                                      Months          Months          Months          Months          Total
                                                              ------          ------          ------          ------          -----
Time deposits of $100,000 or more ..................         $ 6,446         $ 4,823         $ 2,491         $   490         $14,250

Approximately 45.24% of DeKalb's time deposits over $100,000 had scheduled maturities within three months, and 79.08% had maturities within six months. Large time deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Other Borrowings. Other borrowings consist of advances from the Federal Home Loan Bank of Atlanta and securities sold under agreements to repurchase. Advances from the Federal Home Loan Bank averaged $6,631,781 in 2005 and totaled $7,600,000 at December 31, 2005 with a weighted average interest rate of 4.20%. The maximum amount of advances at any month-end in 2005 was $7,600,000 and the weighted average interest rate was 3.56% in 2005. Advances from the Federal Home Loan Bank averaged $4,574,521 in 2004 and totaled $5,900,000 at December 31, 2004 with a weighted average interest rate of 2.64%. The maximum amount of advances at any month-end in 2004 was $5,900,000 and the weighted average interest rate was 2.36% in 2004.

Advances from Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans and DeKalb's investment in Federal Home Loan Bank Stock. Although we expect to continue using Federal Home Loan Bank advances as a secondary funding source, core deposits will continue to be our primary funding source. Of the $7,600,000 advances from Federal Home Loan Bank outstanding at December 31, 2005, $4,100,000 have scheduled principal reductions in 2006, $500,000 have scheduled principal reductions in 2011, $1,000,000 have scheduled principal reductions in 2012 and $2,000,000 have scheduled principal reductions in 2015.

Securities sold under agreement to repurchase averaged $3,000,000 in 2005 and totaled $3,000,000 at December 31, 2005. The maximum amount of advances at any month-end in 2005 was $3,000,000 and the weighted average interest rate was 2.95% in 2005. The maximum amount of agreements at any month-end in 2004 was $3,000,000 and the weighted average interest rate was 2.95% in 2004.

                           Return on Equity and Assets

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for each year indicated.

                                                     Year ended December 31,
                                                      2005             2004
                                                      ----             ----
 Return on assets .............................       0.24%            0.23%
Return on equity .............................        2.42%            1.70%
Dividend payout ratio ........................         N/A              N/A
Equity to assets ratio .......................       11.85%           13.41%

                                     Capital

Bank of Camden is subject to various regulatory capital requirements promulgated by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on Bank of Camden's financial condition. Under capital adequacy guidelines and the regulatory framework  for  prompt  corrective  action,  Bank of Camden  must meet  specific capital  guidelines  that  involve  quantitative  measures  of Bank of  Camden's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Bank of Camden's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bank of Camden to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of Bank of Camden consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Bank of Camden's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

Bank of Camden is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

Bank of Camden exceeded the regulatory capital requirements at December 31, 2005 and 2004 as set forth in the following table.

Analysis of Capital and Capital Ratios
  December 31,                                                                       2005             2004
                                                                                -------------    -------------
  (Dollars in thousands)
  Tier 1 capital ............................................................   $       5,361    $       5,216
  Tier 2 capital ............................................................             305              266
                                                                                -------------    -------------
     Total qualifying capital ...............................................   $       5,666    $       5,482
                                                                                =============    =============
  Risk-adjusted total assets (including off-balance-sheet exposures) ........   $      31,847    $      28,370
                                                                                =============    =============

  Tier 1 risk-based capital ratio ...........................................           16.83%           18.39%
  Total risk-based capital ratio ............................................           17.79%           19.32%
  Tier 1 leverage ratio .....................................................           12.22%           12.56%


The Federal Reserve has similar requirements for bank holding companies. DeKalb was not subject to these requirements in 2004 and 2005 because the Federal Reserve applied its guidelines on a bank-only basis for bank holding companies with less than $150 million in consolidated assets.

                             Off-Balance Sheet Risk

Through its operations, DeKalb has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to DeKalb's customers at predetermined interest rates for a specified period of time. At December 31, 2005, DeKalb had unused commitments to extend credit of $5,450,916 and standby letters of credit of $83,030 through various types of commercial lending arrangements. Approximately $3,734,323 of these commitments to extend credit had variable rates. Some of the commitments and letters of credit are expected to expire without being drawn upon, so the total amounts do not necessarily represent future cash requirements.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2005.

                                                                    After One   After Three
                                                                     Through      Through                   Greater
                                                      Within One      Three       Twelve      Within One      Than
                                                        Month        Months       Months         Year       One Year         Total
                                                        -----        ------       ------         ----       --------         -----
Form of Commitment
Unused commitments to extend credit ............    $  705,865    $  129,967    $2,131,338    $2,967,170    $2,483,746    $5,450,916
Standby letters of credit ......................             -             -        15,000        15,000        68,030        83,030
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Totals .........................................    $  705,865    $  129,967    $2,146,338    $2,982,170    $2,551,776    $5,533,946
                                                    ==========    ==========    ==========    ==========    ==========    ==========

DeKalb evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by DeKalb upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                          Critical Accounting Policies

DeKalb has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. DeKalb's significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 included herein. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. DeKalb considers these accounting policies to be critical accounting policies. The judgments and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions management makes, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and results of operations.

Management believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of DeKalb's consolidated financial statements. Refer to the portion of this discussion that addresses the allowance for loan losses for a description of the processes and methodology for determining the allowance for loan losses.

                   Liquidity Management and Capital Resources

Liquidity management involves monitoring DeKalb's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a DeKalb to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, DeKalb would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable; while net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. DeKalb also has the ability to borrow funds from the Federal Home Loan Bank. At December 31, 2005, DeKalb's availability to borrow funds from the Federal Home Loan Bank totaled $9,264,983 of which DeKalb had borrowed $7,600,000 at December 31, 2005. At December 31, 2005, DeKalb also had unused lines of credit to purchase federal funds from other financial institutions totaling $1,900,000.

                               Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as DeKalb are primarily monetary in nature. Therefore, interest rates have a more significant effect on DeKalb's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                               Recent Developments


On January 19, 2006, First Community Corporation ("First Community"), the parent holding company for First Community Bank, N.A., entered into an agreement and plan of merger (the "merger agreement") with DeKalb. Pursuant to the merger agreement, DeKalb will be merged with and into First Community and Bank of Camden will be merged with and into First Community Bank. Each share of DeKalb common stock will be converted into the right to receive $3.875 in cash and
0.60705 shares of First Community common stock. Assuming no DeKalb shareholders exercise dissenters' rights, and assuming the total number of outstanding shares of DeKalb common stock immediately prior to the effective time is 610,139, First Community will issue an aggregate of 370,384 shares of stock and $2,364,289 in cash to the shareholders of DeKalb. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the DeKalb shareholders, regulatory approvals, and other customary closing conditions. The foregoing description of the merger agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the merger agreement, a copy of which is Exhibit 10.3 to this Form 10-KSB. Simultaneously with execution of the merger agreement, First Community Bank, Bank of Camden and DeKalb entered into an employment agreement with William C. Bochette, III, the chief executive officer of DeKalb which provides for Mr. Bochette's employment by First Community Bank subsequent to the consummation of the merger.

Item 7.  Financial Statements.










             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
DeKalb Bankshares, Inc.
Camden, South Carolina

We have audited the accompanying consolidated balance sheets of DeKalb Bankshares, Inc. (DeKalb) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of DeKalb's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of DeKalb Bankshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.




Elliott Davis, LLC
Columbia, South Carolina
January 19, 2006

                     DEKALB BANKSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                   2005                    2004
                                                                                                   ----                    ----
Assets:
Cash and cash equivalents:
  Cash and due from banks ........................................................            $    589,136             $    567,773
  Federal funds sold .............................................................               1,330,000                3,175,000
  Securities purchased under
     agreements to resell ........................................................                 501,576                        -
  Other interest bearing deposits ................................................                  51,826                   61,793
                                                                                              ------------             ------------
     Total cash and cash equivalents .............................................               2,472,538                3,804,566
                                                                                              ------------             ------------
Time deposits with other banks ...................................................                       -                  313,494
Investment securities:
  Securities available-for-sale ..................................................              11,031,973                9,594,385
  Nonmarketable equity securities ................................................                 576,695                  474,813
                                                                                              ------------             ------------
       Total investment securities ...............................................              11,608,668               10,069,198
                                                                                              ------------             ------------
Loans held for sale ..............................................................                 626,223                        -

Loans receivable .................................................................              29,905,856               26,643,037
  Less allowance for loan losses .................................................                (305,000)                (266,478)
                                                                                              ------------             ------------
     Loans, net ..................................................................              29,600,856               26,376,559
Premises and equipment, net ......................................................               1,344,362                1,411,412
Accrued interest receivable ......................................................                 194,422                  150,875
Other assets .....................................................................                 479,183                  433,673
                                                                                              ------------             ------------
       Total assets ..............................................................            $ 46,326,252             $ 42,559,777
                                                                                              ============             ============
Liabilities:
  Deposits:
     Noninterest-bearing transaction accounts ....................................            $  2,979,405             $  2,788,768
     Interest-bearing transaction accounts .......................................               4,177,455                3,449,845
     Savings .....................................................................               3,135,976                3,812,952
     Time deposits $100,000 and over .............................................              14,249,513               12,771,447
     Other time deposits .........................................................               5,758,276                5,487,366
                                                                                              ------------             ------------
       Total deposits ............................................................              30,300,625               28,310,378
Securities sold under agreements to repurchase ...................................               3,000,000                3,000,000
Advances from the Federal Home Loan Bank .........................................               7,600,000                5,900,000
Accrued interest payable .........................................................                 204,556                  120,117
Other liabilities ................................................................                  63,544                   36,887
                                                                                              ------------             ------------
       Total liabilities .........................................................              41,168,725               37,367,382
                                                                                              ------------             ------------
Commitments and contingencies (Notes 1, 13, and 14)
Shareholders' equity:
Common stock, no par value; 20,000,000 shares authorized;
  610,139 shares issued and outstanding ..........................................               5,877,597                5,877,597
Retained deficit .................................................................                (538,897)                (644,608)
Accumulated other comprehensive loss .............................................                (181,173)                 (40,594)
                                                                                              ------------             ------------
       Total shareholders' equity ................................................               5,157,527                5,192,395
                                                                                              ------------             ------------
       Total liabilities and shareholders' equity ................................            $ 46,326,252             $ 42,559,777
                                                                                              ============             ============

         The accompanying notes are an integral part of the consolidated financial statements.

                     DEKALB BANKSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                                                       Years ended December 31,
                                                                                                       ------------------------
                                                                                                   2005                       2004
                                                                                                   ----                       ----
Interest income:
   Loans, including fees .........................................................               $1,959,542               $1,584,586
   Investment securities:
     Taxable .....................................................................                  401,067                  347,763
     Other interest and dividends ................................................                   19,684                   11,890
  Federal funds sold .............................................................                   51,464                   26,156
   Securities purchased under
      agreements to resell .......................................................                    1,576                        -
   Time deposits with other banks ................................................                    2,567                    6,665
                                                                                                 ----------               ----------
       Total interest income .....................................................                2,435,900                1,977,060
                                                                                                 ----------               ----------
Interest expense:
   Time deposits $100,000 and over ...............................................                  381,158                  210,130
   Other deposits ................................................................                  230,534                  173,440
   Other interest expense ........................................................                  324,487                  192,520
                                                                                                 ----------               ----------
       Total interest expense ....................................................                  936,179                  576,090
                                                                                                 ----------               ----------
Net interest income ..............................................................                1,499,721                1,400,970
Provision for loan losses ........................................................                   58,120                  109,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                1,441,601                1,291,970
                                                                                                 ----------               ----------
Noninterest income:
   Service charges on deposit accounts ...........................................                  149,199                  156,178
   Gains on residential mortgage loan sales ......................................                  205,022                   38,692
   Other service charges, commissions, and fees ..................................                   38,669                   29,586
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  392,890                  224,456
                                                                                                 ----------               ----------
Noninterest expenses:
   Salaries and employee benefits ................................................                  903,485                  705,553
   Net occupancy .................................................................                   83,432                   76,336
   Furniture and equipment .......................................................                   51,665                   47,268
   Other operating ...............................................................                  610,703                  547,395
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                1,649,285                1,376,552
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  185,206                  139,874
Income tax expense ...............................................................                   79,495                   52,153
                                                                                                 ----------               ----------
Net income .......................................................................               $  105,711               $   87,721
                                                                                                 ==========               ==========
Income per common share
   Basic .........................................................................               $      .17               $     0.14
                                                                                                 ==========               ==========
   Diluted .......................................................................               $      .17               $     0.14
                                                                                                 ==========               ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                     DEKALB BANKSHARES, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                         and Comprehensive Income (Loss)
                     Years ended December 31, 2005 and 2004


                                                                                                       Accumulated
                                                                                    Retained              other
                                                    Common Stock                    earnings          comprehensive
                                             Shares             Amount              (deficit)         income (loss)         Total
                                             ------             ------              ---------         -------------         -----
Balance,
  December 31, 2003 .............            609,060         $ 5,866,807         $  (732,329)        $   (22,632)       $ 5,111,846

Net income ......................                                                     87,721                                 87,721

Other comprehensive
  loss, net of tax
  of $10,549 ....................                                                                        (17,962)           (17,962)
                                                                                                                        -----------


Comprehensive income ............                                                                                            69,759

Proceeds from exercise
  of stock options ..............              1,079              10,790                                                     10,790
                                             -------         -----------         ----------           ----------        -----------

Balance,
  December 31, 2004 .............            610,139           5,877,597            (644,608)            (40,594)         5,192,395

Net income ......................                                                    105,711                                105,711

Other comprehensive
  loss, net of tax
  of $82,563 ....................                                                                       (140,579)          (140,579)
                                                                                                                        -----------

Comprehensive loss ..............                                                                                           (34,868)
                                             -------         -----------         ----------           ----------        -----------

Balance,
  December 31, 2005 .............            610,139         $ 5,877,597         $  (538,897)        $  (181,173)       $ 5,157,527
                                             =======         ===========         ===========         ===========        ===========













         The accompanying notes are an integral part of the consolidated financial statements.

                     DEKALB BANKSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                                                         Years ended December 31,
                                                                                                         ------------------------
                                                                                                       2005                   2004
                                                                                                       ----                   ----

Cash flows from operating activities:
  Net income .........................................................................          $    105,711           $     87,721
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses .......................................................                58,120                109,000
     Depreciation and amortization expense ...........................................               120,917                119,618
     Gain on sale of premises and equipment ..........................................                (1,274)                     -
     Accretion and premium amortization ..............................................                16,411                 17,548
     Deferred income tax provision ...................................................                61,359                 52,359
     Proceeds from sales of residential mortgages ....................................            12,930,382              2,647,850
     Disbursements for residential mortgages held-for-sale ...........................           (13,556,605)            (2,527,850)
     Increase in interest receivable .................................................               (43,547)               (39,058)
     Increase in interest payable ....................................................                84,439                 82,324
     Increase in other assets ........................................................               (24,306)               (28,177)
     Increase (decrease) in other liabilities ........................................                26,657                 (2,349)
                                                                                                ------------           ------------
        Net cash provided (used) by operating activities .............................              (221,736)               518,986
                                                                                                ------------           ------------
Cash flows from investing activities:
  Net increase in loans made to customers ............................................            (3,282,418)            (5,286,410)
  Purchases of securities available-for-sale .........................................            (3,515,070)            (6,576,919)
  Maturities, calls and paydowns of securities available-for-sale ....................             1,837,929              3,875,107
  Purchases of premises and equipment ................................................               (64,993)              (112,290)
  Proceeds received from sales of premises and equipment .............................                12,400                      -
  Redemption (purchases) of time deposits with other banks ...........................               313,494                 (3,416)
  Purchases of nonmarketable equity securities .......................................              (101,881)              (503,713)
   Proceeds from sales of nonmarketable equity securities ............................                     -                248,900
                                                                                                ------------           ------------

Net cash used by investing activities ................................................            (4,800,539)            (8,358,741)
                                                                                                ------------           ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options ............................................                     -                 10,790
  Net increase in demand deposits, interest-bearing
     transaction accounts and savings accounts .......................................               241,271              1,133,547
  Net increase in certificates of deposit and other
     time deposits ...................................................................             1,748,976              3,330,289
  Increase in advances from Federal Home Loan Bank ...................................             1,700,000              1,900,000
  Increase in securities sold under agreements to repurchase .........................                     -              3,000,000
                                                                                                ------------           ------------
        Net cash provided by financing activities ....................................             3,690,247              9,374,626
                                                                                                ------------           ------------
Net increase (decrease) in cash and cash equivalents .................................            (1,332,028)             1,534,871
Cash and cash equivalents, beginning of year .........................................             3,804,566              2,269,695
                                                                                                ------------           ------------
Cash and cash equivalents, end of year ...............................................          $  2,472,538           $  3,804,566
                                                                                                ============           ============

Cash paid during the period for:
   Interest ..........................................................................          $    851,740           $    493,766
                                                                                                ============           ============
   Taxes .............................................................................          $      5,536           $      3,177
                                                                                                ============           ============

         The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - PENDING MERGER WITH FIRST COMMUNITY CORPORATION


On January 19, 2006, DeKalb Bankshares, Inc. ("DeKalb") entered into an agreement and plan of merger with First Community Corporation ("First Community"), the parent holding company for First Community Bank in Lexington, South Carolina. Pursuant to the agreement, DeKalb will be merged with and into First Community and The Bank of Camden will be merged with and into First Community Bank. Each share of DeKalb common stock will be converted into the right to receive $3.875 in cash and 0.60705 shares of First Community common stock. The boards of directors of both companies have approved the merger agreement. The agreement is subject to the approval of shareholders of DeKalb and regulatory authorities. The transaction is expected to close during the late second or early third quarter of 2006.


NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - DeKalb was incorporated to serve as a bank holding company for its subsidiary, Bank of Camden. Bank of Camden was incorporated on February 14, 2001 and commenced business on February 20, 2001. The principal business activity of Bank of Camden is to provide commercial banking services to domestic markets, principally in Kershaw County, South Carolina. Bank of Camden is a state-chartered bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management's Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Bank of Camden's allowances for losses on loans and foreclosed real estate. Such agencies may require Bank of Camden to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Significant Group Concentrations of Credit Risk - Financial instruments, which potentially subject DeKalb to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

DeKalb makes loans to individuals and small businesses for various personal and commercial purposes primarily in Kershaw County, South Carolina. DeKalb's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions except for loans secured by residential 1-4 family dwellings and non-farm, non-residential real estate. These concentrations of 1-4 family dwelling loans and non-farm non-residential real estate loans totaled $9,661,018 and $9,320,210, respectively, at December 31, 2005, representing 186% and 180%, respectively, of total equity and 33% and 31%, respectively, of net loans receivable. At December 31, 2004, these concentrations totaled $10,029,077 and $7,699,603, respectively, representing 193% and 148%, respectively, of total equity and 38% and 29%, respectively, of net loans receivable.

such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject DeKalb to increased credit risk should economic conditions change over the course of a loan's life. For example, DeKalb makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject DeKalb to unusual credit risk.

DeKalb's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and mortgage backed securities. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. DeKalb places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in stockholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of DeKalb's investment in stock of the Federal Home Loan Bank and Community Financial Services, Inc. The stocks have no quoted market value and no ready market for them exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2005 and 2004, Bank of Camden's investment in Federal Home Loan Bank stock was $427,200 and $331,600, respectively. At December 31, 2005 and 2004, investment in Community Financial Services, Inc. was $149,495 and 143,213, respectively. Dividends received on these stocks are included as a separate component of interest income.

Loans - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and discount rate and DeKalb's recorded investment in the related loan. The corresponding entry is to a related allowance account. The accrual of interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due. Subsequent interest earned is recognized only to the point that cash payments are received. All payments are applied to principal if the ultimate amount of principal is not expected to be collected.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current and future economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans deemed uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgage Loans Held-for-Sale - DeKalb's residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by DeKalb are recognized as income upon sale to the investor.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years and furniture and equipment of 5 to 10 years. The cost of assets sold or otherwise disposed of, and the related allowance for depreciation, is eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Securities Sold Under Agreements to Repurchase - Bank of Camden enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities, and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities, which are principally the allowance for loan losses and depreciable premises and equipment.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $27,150 and $36,637 were included in DeKalb's results of operations for 2005 and 2004, respectively.

Retirement Plan - DeKalb has a SIMPLE retirement plan covering substantially all employees. Under the plan, participants were permitted to make discretionary contributions in 2005 up to $10,000, unless age 50 and over, as to which the amount is $12,000. DeKalb can match employee contributions by contributing up to 3% of each employee's annual compensation. DeKalb matched contributions in 2005 and 2004 and charges to earnings were $14,987 and $3,972, respectively.

Stock-Based Compensation - DeKalb has a stock-based employee compensation plan which is further described in Note 16. DeKalb accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share as if DeKalb had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the years ended December 31, 2005 and 2004.
                                                        2005             2004
                                                        ----             ----
Net income, as reported ........................    $    105,711    $   87,721
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...          83,735         7,858
                                                    ------------    ----------
Pro forma net income ...........................    $     21,976    $   79,863
                                                    ============    ==========
Income per share:
  Basic - as reported ..........................    $        .17    $     0.14
                                                    ============    ==========
  Basic - pro forma ............................    $        .04    $     0.13
                                                    ============    ==========
  Diluted - as reported ........................    $        .17    $     0.14
                                                    ============    ==========
  Diluted - pro forma ..........................    $        .04    $     0.13
                                                    ============    ==========

Income Per Common Share - Basic income per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by DeKalb relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive loss and related tax effects for the years ended December 31, 2005 and 2004 are as follows:

                                                                                                       2005                  2004
                                                                                                       ----                  ----
Unrealized holding losses on securities available-for-sale ...........................             $(223,142)             $ (28,511)
Reclassification adjustment for losses realized in net income ........................                     -                      -
                                                                                                   ---------              ---------
Net unrealized losses on securities available-for-sale ...............................              (223,142)               (28,511)
Tax effect ...........................................................................                82,563                 10,549
                                                                                                   ---------              ---------
Net-of-tax amount ....................................................................             $(140,579)             $ (17,962)
                                                                                                   =========              =========


Statement of Cash Flows - For purposes of reporting cash flows, DeKalb considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statements of cash flows and are presented in detail in the notes to the financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, DeKalb enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by DeKalb:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the fiscal year beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. DeKalb anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. DeKalb has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on its financial position or results of operations upon adoption.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures in filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on DeKalb's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by DeKalb effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of Issue No. 03-1 was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1--"The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of DeKalb) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. DeKalb has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.


In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration." The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. DeKalb adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale consisted of the following:

                                                                             Gross Unrealized
                                                         Amortized           ----------------         Estimated
                                                           Cost           Gains          Losses      Fair Value
                                                           ----           -----          ------      ----------
December 31, 2005
   Securities of U.S. government agencies
      and corporations ............................   $  3,996,122     $         -    $    64,747    $  3,931,375
   Mortgage-backed securities .....................      7,323,427               -        222,829       7,100,598
                                                      ------------     -----------    -----------    ------------
      Total .......................................   $ 11,319,549     $         -    $   287,576    $ 11,031,973
                                                      ============     ===========    ===========    ============
December 31, 2004
   Securities of U.S. government agencies
      and corporations ............................   $  2,509,614     $     5,252    $    13,359    $  2,501,507
   Mortgage-backed securities .....................      7,149,205           2,214         58,541       7,092,878
                                                      ------------     -----------    -----------    ------------
      Total .......................................   $  9,658,819     $     7,466    $    71,900    $  9,594,385
                                                      ============     ===========    ===========    ============

The following is a summary of maturities of securities available-for-sale. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from the contractual maturities because borrowers may have the right to prepay obligations with or without penalty. No maturity schedule is presented for mortgage-backed securities since paydowns are expected before contractual maturity dates.

                                                                                         December 31,
                                                                                         ------------
                                                                           2005                               2004
                                                                           ----                               ----
                                                                   Amortized     Estimated           Amortized      Estimated
                                                                      Cost       Fair Value             Cost        Fair Value
                                                                      ----       ----------             ----        ----------
Due within one year ........................................   $     750,000    $     736,563    $            -    $           -
Due after one year but within five years ...................       3,246,122        3,194,812         2,509,614        2,501,507
Mortgage-backed securities .................................       7,323,427        7,100,598         7,149,205        7,092,878
                                                               -------------    -------------    --------------    -------------
    Total ..................................................   $  11,319,549    $  11,031,973    $    9,658,819    $   9,594,385
                                                               =============    =============    ==============    =============

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

NOTE 3 - INVESTMENT SECURITIES Continued

Securities Available for Sale

                                             Less than                Twelve months
                                           twelve months                  or more                         Total
                                           -------------                  -------                         -----
                                                     Unrealized                  Unrealized                      Unrealized
                                    Fair value        losses       Fair value      losses        Fair value         losses
                                    ----------        ------       ----------      ------        ----------         ------
Securities of U.S.
  government agencies
  and corporations .............  $   1,968,797    $    27,325    $  1,962,578   $    37,422    $  3,931,375     $    64,747
Mortgage-backed securities .....      2,155,231         47,856       4,945,367       174,973       7,100,598         222,829
                                  -------------    -----------    ------------   -----------    ------------     -----------

                                  $   4,124,028    $    75,181    $  6,907,945   $   212,395    $ 11,031,973     $   287,576
                                  =============    ===========    ============   ===========    ============     ===========

Securities classified as available-for-sale are recorded at fair market value. Approximately 73.9% of the unrealized losses, or fourteen individual securities, consisted of securities in a continuous loss position for twelve months or more. DeKalb has the ability and intent to hold these securities until such time as the value recovers or the securities mature. DeKalb believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

At December 31, 2005 and 2004, investment securities with a book value of $11,214,823 and $9,556,897 and a market value of $10,929,354 and $9,491,412, respectively, were pledged as collateral to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE

Loans receivable consisted of the following:

                                                                                                        December 31,
                                                                                                        ------------
                                                                                               2005                        2004
                                                                                               ----                        ----
Mortgage loans on real estate:
  Residential 1-4 family ...............................................                   $ 9,661,018                   $10,029,077
  Commercial ...........................................................                     9,320,210                     7,699,603
  Construction .........................................................                     5,197,612                     2,426,209
  Second mortgages .....................................................                       307,322                        99,595
  Equity lines of credit ...............................................                     2,292,288                     1,880,511
                                                                                           -----------                   -----------
                                                                                            26,778,450                    22,134,995
Commercial and industrial ..............................................                     2,090,227                     3,278,822
Consumer and other .....................................................                     1,037,179                     1,229,220
                                                                                           -----------                   -----------
     Total gross loans .................................................                   $29,905,856                   $26,643,037
                                                                                           ===========                   ===========

Transactions in the allowance for loan losses for the years ended December 31, 2005 and 2004 are summarized below:

                                                          2005           2004
                                                          ----           ----
Balance, beginning of year .......................     $ 266,478      $ 305,000
Provision charged to operations ..................        58,120        109,000
Recoveries on loans previously charged-off .......         1,067          5,184
Loans charged-off ................................       (20,665)      (152,706)
                                                       ---------      ---------
     Balance, end of year ........................     $ 305,000      $ 266,478
                                                       =========      =========

There were no loans in nonaccrual status, no loans past due ninety days or more and still accruing interest and no restructured loans at December 31, 2005 and 2004, respectively. DeKalb also had no loans that were considered to be impaired at December 31, 2005, and 2004.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                            December 31,
                                                            ------------
                                                      2005               2004
                                                      ----               ----
Land .....................................       $   400,000        $   400,000
Land improvements ........................           102,474            102,474
Building .................................           763,930            759,470
Furniture and equipment ..................           647,292            612,786
                                                 -----------        -----------
                                                   1,913,696          1,874,730
Less, accumulated depreciation ...........          (569,334)          (463,318)
                                                 -----------        -----------
Premises and equipment, net ..............       $ 1,344,362        $ 1,411,412
                                                 ===========        ===========

Depreciation expense for the years ended December 31, 2005 and 2004 was $120,917 and $119,618, respectively.

NOTE 6 - DEPOSITS

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

                                                                   Amount
                                                                   ------
     2006                                                      $  18,760,033
     2007                                                            910,124
     2008                                                             68,456
     2009                                                            269,176
                                                               -------------
                                                               $  20,007,789
                                                               =============

NOTE 7 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Information   concerning  securities  sold  under  agreement  to  repurchase  is summarized as follows for the year ended December 31, 2005 and 2004:

                                                             December 31,
                                                             ------------
                                                         2005           2004
                                                         ----           ----
Average balance during the year ................     $3,000,000      $2,852,055
Average interest rate during the year ..........           2.95%           2.95%
Maximum month-end balance during the year ......     $3,000,000      $3,000,000

The agreement has a maturity date of January 20, 2007 and bears a fixed interest rate of 2.95%. Mortgage-backed securities with a book value of $3,041,285 and a market value of $2,961,252 at December 31, 2005 are used as collateral for the agreement. Mortgage-backed securities with a book value of $3,106,649 and a market value of $3,105,795 at December 31, 2004 were used as collateral for the agreement in 2004.

NOTE 8 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

                                                                                                    December 31,
                                                                  Interest         2005                2004
  Description                                                      Rate           Balance             Balance
                                                                   ----           -------             -------
   Fixed rate advances maturing:
    August 26, 2005 .........................................     2.47%        $            -      $    1,000,000
    September 6, 2011 .......................................     3.23                      -             500,000
    July 23, 2012 ...........................................     3.87              1,000,000           1,000,000
    July 22, 2015 ...........................................     3.79              2,000,000                   -
  Variable rate advance maturing:
    March 10, 2006 ..........................................     4.48                400,000             400,000
    September 06, 2011 ......................................     4.45                500,000                   -
  Daily rate advance maturing:
    November 1, 2005 ........................................     2.44                      -           3,000,000
    November 1, 2006 ........................................     4.44              3,700,000                   -
                                                                               --------------      --------------
                                                                               $    7,600,000      $    5,900,000
                                                                               ==============      ==============

Scheduled maturities of Federal Home Loan Bank advances are as follows:

         2006 .................................   $    4,100,000
         After five years .....................        3,500,000
                                                  --------------
                                                  $    7,600,000
                                                  ==============

As collateral, DeKalb has given a blanket lien on its first mortgage loans on one to four family residential loans aggregating $9,661,018, a blanket lien on home equity lines of credits and second mortgages aggregating $2,599,610 and a blanket lien on commercial real estate loans aggregating $9,320,210, at December 31, 2005. In addition, DeKalb's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.


NOTE 9 - RESTRICTIONS ON DIVIDENDS

South Carolina banking regulations restrict the payment of dividends to shareholders. Bank of Camden is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that Bank of Camden received a composite rating of one or two at the last Federal or State regulatory examination. Otherwise, Bank of Camden must obtain prior approval to pay a dividend. Under Federal Reserve Board regulations, the amounts of loans or advances from Bank of Camden to the parent company are also restricted.


NOTE 10 - OTHER OPERATING EXPENSE

Other operating expense for the years ended December 31, 2005 and 2004 is summarized below:

                                                     2005             2004
                                                 -------------    -------------
  Professional fees .........................    $     102,602    $      86,001
  Printing and office supplies ..............           46,550           41,534
  Advertising and public relations ..........           27,150           36,637
  Data processing ...........................          151,342          144,993
  Insurance .................................           19,893           25,925
  ATM expense ...............................           40,289           31,300
  Other .....................................          222,877          181,005
                                                 -------------    -------------
                                                 $     610,703    $     547,395
                                                 =============    =============

NOTE 11 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2005 and 2004 is summarized as follows:

                                                         2005             2004
                                                         ----             ----
  Current portion
    Federal ....................................  $           -    $          -
    State ......................................          7,899           1,466
                                                       --------        --------
       Total current ...........................          7,899           1,466
                                                       --------        --------
  Deferred taxes ...............................        (10,965)         40,138
                                                       --------        --------
  Income tax expense (benefit) .................       $ (3,068)       $ 41,604
                                                       ========        ========

Income taxes are allocated as follows:

  To continuing operations .....................       $ 79,495        $ 52,153
  To shareholders' equity ......................        (82,563)        (10,549)
                                                       --------        --------
    Income tax expense (benefit) ...............       $ (3,068)       $ 41,604
                                                       ========        ========


The components of the net deferred tax asset were as follows:

                                                               December 31,
                                                               ------------
                                                          2005             2004
                                                          ----             ----
Deferred tax assets:
  Allowance for loan losses ....................        $ 91,579        $ 82,069
  Net operating loss carryforward ..............         164,588         219,774
  Organization costs ...........................           5,392          37,739
  Unrealized loss on securities
    available-for-sale .........................         106,403          23,841
  Other ........................................           4,262           2,499
                                                        --------        --------
  Total deferred tax assets ....................         372,224         365,922
                                                        --------        --------
Deferred tax liabilities:
  Accumulated depreciation .....................          11,599          16,262
                                                        --------        --------
  Total deferred tax liabilities ...............          11,599          16,262
                                                        --------        --------
  Net deferred tax asset .......................        $360,625        $349,660
                                                        ========        ========

Deferred tax assets represent the future tax benefit of future deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2005 will be realized, and accordingly, has not established a valuation allowance. Deferred tax assets are included in other assets.

DeKalb has a net operating loss carryforward for income tax purposes of $478,775 as of December 31, 2005. This net operating loss expires in the year 2022.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for the years ended December 31, 2005 and 2004 to income before income taxes follows:

                                                               2005        2004
                                                               ----        ----
Tax expense at statutory rate ..........................     $71,305     $47,557
State income tax, net of federal income tax effect .....       4,334       2,662
Other ..................................................       3,856       1,934
                                                             -------     -------
   Income tax expense ..................................     $79,495     $52,153
                                                             =======     =======


NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of DeKalb, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with DeKalb. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2005 and 2004, DeKalb had related party loans totaling $1,481,059 and $1,199,634, respectively. During 2005, $983,554 of new loans were made to related parties and repayments totaled $702,129.

DeKalb leases office space to an attorney who is also a director. Rental income from this director totaled $10,800 per year for the years ended December 31, 2005, and 2004. This same director also serves as legal counsel to Bank of Camden. The amount paid to this director for legal services totaled $8,510 and $9,125 for the years ended December 31, 2005 and 2004, respectively.

Deposits from related parties held by Bank of Camden at December 31, 2005 and 2004 totaled $817,348 and $1,220,010, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, DeKalb may, from time to time, become a party to legal claims and disputes. At December 31, 2005 management, after consultation with legal counsel, is not aware of any pending or threatened litigation or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.

On November 8, 2005 DeKalb engaged an investment banker for issues to related to the upcoming merger discussed in Note 1. Future expenses related to these services are expected to be approximately $100,000.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

DeKalb is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement DeKalb has in particular classes of financial instruments. The fair market value of these instruments is not material to the consolidated financial statements.

DeKalb's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. DeKalb uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The fair market value of these instruments is not material to the consolidated financial statements.

Standby letters of credit written are conditional commitments issued by DeKalb to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. DeKalb evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by DeKalb upon extension of credit is based on management's credit evaluation of the customer. Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, real or personal property, plant, equipment, and income-producing commercial properties.

The following table summarizes DeKalb's off-balance-sheet financial instruments whose contract amounts represent credit risk:
                                                             December 31,
                                                             ------------
                                                       2005               2004
                                                       ----               ----
Commitments to extend credit ...............        $5,450,916        $4,897,326
Standby letters of credit ..................            83,030            83,030

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions.

NOTE 15 - INCOME PER COMMON SHARE

Earnings per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                                                                       For the years ended
                                                                                                           December 31,
                                                                                                           ------------
                                                                                                       2005           2004
                                                                                                       ----           ----
Basic earnings per share:
Net income available to common shareholders ..........................................               $105,711        $ 87,721
                                                                                                     ========        ========
Weighted average common shares outstanding - basic ...................................                610,139         609,358
                                                                                                     ========        ========
Basic earnings per share .............................................................               $   0.17        $   0.14
                                                                                                     ========        ========
Diluted earnings per share:
Net income available to common shareholders ..........................................               $105,711        $ 87,721
                                                                                                     ========        ========
Weighted average common shares outstanding - basic ...................................                610,139         609,358
Incremental shares from assumed conversion
  of stock options ...................................................................                  5,306           2,155
                                                                                                     --------        --------
Weighted average common shares outstanding - diluted .................................                615,445         611,513
                                                                                                     ========        ========
Diluted earnings per share ...........................................................               $   0.17        $   0.14
                                                                                                     ========        ========


NOTE 16 - STOCK COMPENSATION PLAN

On October 18, 2001, the Board of Directors adopted the "2001 Stock Option Plan" (the Plan). The Plan provides for grants of "Incentive Stock Options," within the meaning of section 422 of the Internal Revenue Code and "Non-qualified Stock Options" which are options that do not so qualify. The Plan provides for the issuance of 100,000 shares of DeKalb's common stock to officers, key employees and other persons. Options may be granted for a term of up to ten years from the effective date of grant and become exercisable within six months of the grant date. Vesting periods vary by employee. The Board of Directors determines the per-share exercise price, but for incentive stock options the price may not be less than 100% of the fair value of a share of common stock on the date the option is granted. During 2005, 46,000 incentive stock options were issued to officers and employees. There were no incentive stock options issued in 2004. There were no non-qualified stock options outstanding at December 31, 2005 or 2004.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 0 percent; expected volatility of 8.66 percent; risk-free interest rate of 3.96 percent; and expected life of 7 years.

A summary of the status of DeKalb's stock option plan as of December 31, 2005 and 2004, and changes during the period is presented below:

                                                                         2005                             2004
                                                                         ----                             ----
                                                                                 Weighted-                        Weighted-
                                                                                  Average                          Average
                                                                                 Exercise                         Exercise
                                                                Shares             Price         Shares             Price
                                                                ------             -----         ------             -----
Outstanding at beginning of year ...................            44,000            $10.00         88,000            $10.00
Granted ............................................            46,000             11.50              -             10.00
Exercised ..........................................                 -              -            (1,079)            10.00
Forfeited ..........................................            (2,000)            10.00        (42,921)            10.00
                                                                ------                           ------
Outstanding at end of year .........................            88,000                           44,000
                                                                ======                           ======

NOTE 16 - STOCK COMPENSATION PLAN continued

The following table summarizes information about stock options outstanding under DeKalb's plan at December 31, 2005:
                                                     Outstanding     Exercisable
                                                     -----------     -----------

       Number of options ........................         88,000          88,000
       Weighted average remaining life ..........     7.86 years      7.86 years
       Weighted average exercise price ..........    $     10.78     $     10.78
       High exercise price ......................    $     11.50     $     11.50
       Low exercise price .......................    $     10.00     $     10.00

NOTE 17 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

Bank of Camden is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on Bank of Camden's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bank of Camden must meet specific capital guidelines that involve quantitative measures of Bank of Camden's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Bank of Camden's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bank of Camden to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Tier 1 capital of Bank of Camden consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Bank of Camden's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Bank of Camden is also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2005, the most recent notifications from Bank of Camden's primary regulator categorized Bank of Camden as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed Bank of Camden's categories.

The following table summarizes the capital ratios and the regulatory minimum requirements of Bank of Camden at December 31, 2005 and 2004.

                                                                                                                     To Be Well-
                                                                                                                  Capitalized Under
                                                                                            For Capital           Prompt Corrective
                                                                    Actual               Adequacy Purposes        Action Provisions
                                                                    ------               -----------------        -----------------
                                                              Amount      Ratio          Amount      Ratio        Amount       Ratio
                                                              ------      -----          ------      -----        ------       -----
December 31, 2005
  Total capital (to risk-weighted assets) .............    $5,666,000     17.79%       $2,547,760    8.00%       $3,184,700   10.00%
  Tier 1 capital (to risk-weighted assets) ............     5,361,000     16.83%        1,273,880    4.00%        1,910,820    6.00%
  Tier 1 capital (to average assets) ..................     5,361,000     12.22%        1,755,360    4.00%        2,194,200    5.00%
December 31, 2004
  Total capital (to risk-weighted assets) .............    $5,482,000     19.32%       $2,269,600    8.00%       $2,837,000   10.00%
  Tier 1 capital (to risk-weighted assets) ............     5,216,000     18.39%        1,134,800    4.00%        1,702,200    6.00%
  Tier 1 capital (to average assets) ..................     5,216,000     12.56%        1,661,720    4.00%        2,077,150    5.00%

The Federal Reserve has similar requirements for bank holding companies. DeKalb is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 18 - UNUSED LINE OF CREDIT

At December 31, 2005, DeKalb had unused lines of credit to purchase federal funds from other financial institutions totaling $1,900,000. Under the terms of the agreements, DeKalb may borrow at mutually agreed-upon rates for one to fourteen day periods. In addition, DeKalb has a line of credit with the Federal Home Loan Bank to borrow funds up to 20% of Bank of Camden's total assets, or a borrowing capacity of $9,264,983 at December 31, 2005. As of December 31, 2005, DeKalb had borrowed $7,600,000 on this line.


NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Purchased Under Agreements to Resell - The carrying amount of securities purchased under agreements to resell is a reasonable estimate of fair value because the interest rate adjusts nightly.

Investment Securities - For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Nonmarketable equity securities are stated at their carrying amount because it approximates fair value.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Securities Sold Under Agreements to Repurchase - The fair value of securities sold under agreements to repurchase is estimated using a discounted cash flow calculation that applies the current borrowing rate to a similar instrument at year end.

Advances from the Federal Home Loan Bank - The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies Bank of Camden's current borrowing rate from the FHLB.

Accrued  Interest   Receivable  and  Payable  -  The  carrying  value  of  these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, DeKalb enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of DeKalb's financial instruments are as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                              2005                                  2004
                                                                              ----                                  ----
                                                                    Amount          Fair Value           Amount           Fair Value
                                                                    ------          ----------           ------           ----------
Financial Assets:
Cash and due from banks ................................        $   640,962        $   640,962        $   629,566        $   629,566
Federal funds sold .....................................          1,330,000          1,330,000          3,175,000          3,175,000
Securities purchased under
     agreements to resell ..............................            501,576            501,576                  -                  -
Securities available-for-sale ..........................         11,031,973         11,031,973          9,594,385          9,594,385
Nonmarketable securities ...............................            576,695            576,695            474,813            474,813
Loans held for sale ....................................            626,223            638,336                  -                  -
Loans receivable .......................................         29,905,856         29,345,448         26,643,037         26,599,945
Accrued interest receivable ............................            194,422            194,422            150,875            150,875

Financial Liabilities:
Demand deposit, interest-bearing
   transaction, and savings accounts ...................         10,292,836         10,292,836         10,051,565         10,051,565
Certificates of deposit and other
   time deposits .......................................         20,007,789         20,018,458         18,258,813         18,302,282
Securities sold under agreements
   to repurchase .......................................          3,000,000          2,964,012          3,000,000          2,959,900
Advances from the Federal Home
   Loan Bank ...........................................          7,600,000          7,365,559          5,900,000          5,833,842
Accrued interest payable ...............................            127,360            127,360            120,117            120,117

Off-Balance Sheet Financial Instruments:
Commitments to extend credit ...........................          5,450,916                  -          4,897,326                  -
Standby letters of credit ..............................             83,030                  -             83,030                  -


NOTE 20 - DEKALB BANKSHARES, INC. (PARENT COMPANY ONLY)


Presented below are the condensed financial statements for DeKalb Bankshares, Inc. (Parent Company Only).

                            Condensed Balance Sheets

                                                               December 31,
                                                               ------------
                                                           2005            2004
                                                           ----            ----
Assets
  Cash .............................................    $      627    $   13,502
  Investment in banking subsidiary .................     5,180,076     5,174,715
  Other assets .....................................        12,273         4,178
                                                        ----------    ----------
      Total assets .................................    $5,192,976    $5,192,395
                                                        ==========    ==========

Liabilities and shareholders' equity
  Accounts payable .................................    $   35,449 $           -
  Shareholders' equity .............................     5,157,527     5,192,395
                                                        ----------    ----------
      Total liabilities and shareholders' equity ...    $5,192,976    $5,192,395
                                                        ==========    ==========

                        Condensed Statement of Operations

                                                                                                      Years ended December 31,
                                                                                                      ------------------------
                                                                                                     2005                   2004
                                                                                                     ----                   ----
Income ...............................................................................             $       -              $       -

Expenses

  Other expenses .....................................................................                48,324                  2,903
                                                                                                   ---------              ---------


Income (loss) before income taxes and equity in

  undistributed earnings of banking subsidiary .......................................               (48,324)                (2,903)

  Income tax benefit .................................................................                 8,095                    987

  Equity in undistributed earnings of banking subsidiary .............................               145,940                 89,637
                                                                                                   ---------              ---------


       Net income ....................................................................             $ 105,711              $  87,721
                                                                                                   =========              =========

                       Condensed Statements of Cash Flows


                                                                                                          For the years ended
                                                                                                             December 31,
                                                                                                             ------------
                                                                                                      2005                  2004
                                                                                                      ----                  ----
Cash flows from operating activities:
  Net income .........................................................................             $ 105,711              $  87,721
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:

     Increase in other assets ........................................................                (8,095)                  (987)
     Increase in accounts payable ....................................................                35,449                      -
     Equity in undistributed earnings of banking subsidiary ..........................              (145,940)               (89,637)
                                                                                                   ---------              ---------


       Net cash provided (used) by operating activities ..............................               (12,875)                (2,903)
                                                                                                   ---------              ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options ............................................                     -                 10,790
                                                                                                   ---------              ---------

       Net cash provided by financing activities .....................................                     -                 10,790
                                                                                                   ---------              ---------

Net increase in cash and cash equivalents ............................................               (12,875)                 7,887

Cash and cash equivalents, beginning of year .........................................                13,502                  5,615
                                                                                                   ---------              ---------

Cash and cash equivalents, end of year ...............................................             $     627              $  13,502
                                                                                                   =========              =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of DeKalb's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, DeKalb's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance With Section 16(a) of the Exchange Act.

Security Ownership, Positions and Terms of Office of Management


         The table below shows, as to each director and nominee, his or her name and positions held with DeKalb, the period during which he or she has served as a director of DeKalb, and the number of shares of DeKalb's common stock beneficially owned by him or her at March 1, 2005. Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

                                           NUMBER OF             % OF SHARES            POSITIONS            DIRECTOR
                                            SHARES               OUTSTANDING           WITH DEKALB            SINCE(9)
                                            ------               -----------           -----------            --------

    Directors  whose  terms of office to  continue  until the Annual  Meeting of
Shareholders in 2008 are:
D. Edward Baxley                            4,101(1)                0.67%               Director               2001
David R. Blakely                           23,500                   3.85%               Director               2001
Dr. Paul T. Joseph, Jr.                     6,000(2)                0.98%               Director               2004
James D. King, Sr.                         30,000(3)                4.92%               Director               2001

   Directors whose terms of office continue until the Annual Meeting of Shareholders in 2007 are:

Anne duPont Shirley                        32,000                   5.24%               Director               2001
   489 Ice House Hill Road
   Rembert, SC 29128

Roderick M. Todd, Jr.                       9,437(4)                1.55%             Director and             2001
                                                                                        Secretary

John C. West, Jr.                          16,179(5)                2.65%               Director               2001

   Directors whose terms of office continue until the Annual Meeting of Shareholders in 2006 are:

William C. Bochette, III                   67,167(6)               10.17%         Chairman, President,         2001
   631 West DeKalb Street                                                           CEO, and Director
   Camden, SC 29020

Daniel D. Riddick                          26,967(7)                4.42%               Director               2001
Sylvia U. Wood                                 1,000                0.16%               Director               2001

All Directors, nominees and               216,351(8)               32.77%
executive officers as a group
(10 persons)

(1)  Includes 350 shares held in an IRA for Mr. Baxley.
(2) Includes 2,000 shares held in an IRA for Dr. Joseph and 2,500 shares held in a trust of which Dr. Joseph is co-trustee.
(3)  Includes 30,000 shares held in an IRA for Mr. King.
(4) Includes 1,418 shares held in an IRA for Mr. Todd; 105 shares held in a trust of which Mr. Todd is trustee; and 1,650 shares owned jointly with Mr. Todd's spouse.
(5)  Includes 300 shares held in an IRA for Mr. West.
(6) Includes 1,760 shares owned jointly with Wendee A. Bochette, Mr. Bochette's spouse; 4,740 shares held in an IRA for Mr. Bochette; 1,500 shares owned by Mr. Bochette's children of which Mr. Bochette is custodian; and 50,000 shares subject to currently exercisable options.
(7) Includes 25,967 shares owned jointly with Joan H. Riddick, Mr. Riddick's spouse.
(8)  Includes 50,000 shares subject to currently exercisable options.
(9) Includes service as a director of Bank of Camden prior to acquisition of the bank by DeKalb.

Directors' Age and Business Experience For The Past Five Years

Name and Address            Age     Principal Occupation for the Past Five Years
----------------            ---     --------------------------------------------

D. Edward Baxley            65      Real  Estate  Agent,  Russell  and  Jeffcoat
Camden, SC                          Realtors since 2002; Real Camden,  SC Estate
                                    Agent,  Coldwell  Banker Tom Jenkins  Realty
                                    (1998-2002);    Owner,    Baxley   Appraisal
                                    Services (1994-1998).

David R. Blakely            69      Retired since 1996.
Greenville, SC

William C. Bochette, III    38      Chairman of the Board,  President  and Chief
Camden, SC                          Executive  Officer  of  DeKalb  and  Bank of
                                    Camden since April 2003; President and Chief
                                    Operating  Officer  of  DeKalb  and  Bank of
                                    Camden from  February 2001 until April 2003;
                                    organizer  of Bank of Camden  (2000 - 2001);
                                    Senior    Vice     President    and    Chief
                                    Administrative    Officer   of    Southcoast
                                    Community Bank, Mt. Pleasant, South Carolina
                                    (1998-1999);   Vice   President   and  Chief
                                    Financial  Officer of Colonial Bank of South
                                    Carolina,   Inc.,  Camden,   South  Carolina
                                    (1993-1998);  Safety and Soundness Examiner,
                                    Office of Thrift Supervision (1989-1993).

Dr. Paul T. Joseph, Jr.     41      Dentist, Joseph Dental Associates
Camden, SC

James D. King, Sr.          66      Retired  since  1999;  Consultant,  Carolina
Travelers Rest, SC                  First  Bank  (1998-1999);  Chairman  of  the
                                    Board and  Chief  Executive  Officer  of the
                                    Poinsett Bank, FSB of Travelers Rest,  South
                                    Carolina  (1970 - 1998).

Daniel D. Riddick           71      Owner,  Daniel D.  Riddick  and  Associates,
Camden, SC                          professional surveying and planning.

Anne duPont Shirley         53      Owner, Red Bank Farm.
Camden, SC

Roderick M. Todd, Jr.       42      Attorney, Roderick M. Todd, Jr. Attorney and
Camden, SC                          Counselor at Law since July, 2000;  Partner,
                                    Cooper  and Todd,  LLP,  Attorneys,  (1994 -
                                    2000);  Associate Judge, The City of Camden,
                                    South  Carolina  Municipal  Court  (1994  to
                                    2003).

John C. West, Jr.           57      Attorney, John C. West, Jr., L.L.C.
Camden, SC

Sylvia U. Wood              72      Philanthropist
Camden, SC

Executive Officers

         Mr. Bochette is DeKalb's only executive officer.

         None of the principal executive officers or directors are related by blood, marriage or adoption in the degree of first cousin or closer.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         As required by Section 16(a) of the Securities Exchange Act of 1934, DeKalb's directors, its executive officers and certain individuals are required to report periodically their ownership of the Company's Common Stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Section 16(a) reports available to DeKalb and written representations of the persons subject to Section 16(a), it appears that all such reports for these persons were filed in a timely fashion during 2005.

         Audit Committee Financial Expert

         DeKalb's board of directors has determined that DeKalb does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. DeKalb's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of DeKalb's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on DeKalb's audit committee. DeKalb's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, DeKalb does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

         DeKalb has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. DeKalb will provide a copy of the code of ethics, free of charge, to any person upon written request to Mr. William C. Bochette, III, President and Chief Executive Officer, DeKalb Bankshares, Inc., 631 DeKalb Street, Camden, South Carolina 29020.

Item 10.  Executive Compensation.

         The following table sets forth information about compensation paid to DeKalb's Chief Executive Officer. DeKalb does not have any other executive officers.

                           Summary Compensation Table

                                                                                          All Other
                                             Annual Compensation (1)                  Compensation (2)
                                        -------------------------------------         ----------------
Name and Principal Position             Year           Salary          Bonus
                                        ----           ------          -----

William C. Bochette, III ...........    2005         $150,000        $35,000              $6,372
Chairman of the Board, .............    2004          108,000         32,725               2,652
President, Chief Executive .........    2003           98,000         26,500               2,552
Officer(3)

---------------
(1) DeKalb paid club dues for Mr. Bochette and provided him with an automobile allowance or use of an automobile. The total of such benefits paid for Mr. Bochette was less than the lesser of $50,000 or 10% of his annual salary and bonus payments. Mr. Bochette participates in group medical insurance plans that are available to all employees on the same terms available to all employees.
(2) The amounts in this column represent $1,572 in term life insurance premiums paid on behalf of Mr. Bochette in each year, and $4,800, $1,080 and $980 paid on behalf of Mr. Bochette in 2004, 2003 and 2002, respectively, in employer matches under DeKalb's SIMPLE retirement plan.
(3) Mr. Bochette became Chairman of the Board, President and Chief Executive Officer in April, 2003. Prior to that time, he served as President and Chief Operating Officer.

                        Option Grants In Last Fiscal Year

         The following table presents information about options granted to Mr. Bochette in 2005.

                                             Number of          % of Total
                                            securities       Options Granted
                                            Underlying       to Employees in        Exercise          Expiration
                 Name                     Options Granted      Fiscal Year        Price ($/Sh)           Date
                 ----                     ---------------      -----------        ------------           ----

       William C. Bochette, III               20,000              43.5%              $11.50          June 23, 2015


          Option Exercises And Year End Options Outstanding And Values

         The following table presents information about options held by Mr. Bochette at December 31, 2005. No options were exercised by Mr. Bochette in 2005.

                                                              Number of Securities           Value of Unexercised
                                                             Underlying Unexercised              In-the-Money
                                 Shares                         Options 12/31/05             Options 12/31/05(1)
                                Acquired        Value           ----------------             -------------------
           Name                on Exercise     Realized   Exercisable    Unexercisable   Exercisable   Unexercisable
           ----                -----------     --------   -----------    -------------   -----------   -------------

William C. Bochette, III           -0-           -0-         50,000           -0-          $167,500         $-0-

---------------
(1) Based on the difference between the average exercise price of $10.60 per share and an estimated market value of $13.95 per share.


Compensation of Directors

         Directors of DeKalb were not compensated for service on the Board of Directors until January, 2004, at which time they began receiving $200 per month.

2001 Stock Option Plan

         At the 2002 Annual Meeting of Shareholders, the shareholders approved The Bank of Camden 2001 Stock Option Plan. Upon acquisition of Bank of Camden by DeKalb, DeKalb assumed the Plan. The Plan reserves 100,000 shares of common stock for issuance pursuant to the exercise of options which may be granted pursuant to the Plan. The following summary of the Plan is qualified in its entirety by reference to the Plan. This summary creates no rights with respect to any options.

         Options awarded under the Plan may be "incentive stock options" within the meaning of the Internal Revenue Code or non-qualified options. Options may be granted pursuant to the 2001 Stock Option Plan to persons who are employees or directors of DeKalb or any subsidiary (including officers and directors who are employees) at the time of grant. At December 31, 2005, DeKalb and the Bank had 14 full time employees. Incentive stock options may, however, only be issued to persons who are employees of DeKalb at the time of grant. The Plan may be administered by the Board of Directors or a Committee appointed by the Board. All incentive stock options must have an exercise price not less than the fair market value of the Common Stock at the date of grant, as determined by the Board of Directors or the Committee. Non-qualified options will have such exercise prices as may be determined by the Board of Directors or the Committee at the time of grant, and such exercise prices may be less than fair market value. The Board of Directors or the Committee may set other terms for the exercise of the options but may not grant to any one holder more than $100,000 of incentive stock options (based on the fair market value of the optioned shares on the date of the grant of the option) which first become exercisable in any calendar year. The Board of Directors or the Committee selects the employees to receive grants under the 2001 Stock Option Plan and determines the number of shares covered by options granted under the 2001 Stock Option Plan. No options may be exercised after ten years from the date of grant, and options may not be transferred except by will or the laws of descent and distribution. Incentive stock options may be exercised only while the optionee is an employee of DeKalb, within three months after the date of termination of employment, or within twelve months of death or disability. The 2001 Stock Option Plan will terminate on October 18, 2012, and no options will be granted thereunder after that date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The number of shares owned, and the percentage of outstanding common stock such number represents, for all directors and officers of DeKalb is set forth above under Item 9. As of March 1, 2006 no persons other than those shown under Item 9 were known to be beneficial owners of 5% or more of DeKalb's common stock.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information about all of DeKalb's compensation plans (including individual compensation arrangements) under which equity securities of DeKalb are authorized for issuance as of December 31, 2005:

                                                                                          Number of securities
                                                                                          remaining available for
                                        Number of securities to   Weighted-average        future issuance under equity
                                        be issued upon exercise   exercise price of       compensation  plans
                                        of outstanding options,   outstanding options,    (excluding securities
Plan category                           warrants and rights       warrants and rights     reflected in column (a))
-------------                           -------------------       -------------------     ------------------------
                                                 (a)                     (b)                          (c)
                                                 ---                     ---                          ---
Equity compensation plans approved by           88,000                 $ 10.78                       10,921
   security holders

Equity compensation plans not
   approved by security holders                      -                       -                            -
                                                ------                 -------                       ------
Total                                           88,000                 $ 10.78                       10,921

Item 12. Certain Relationships and Related Transactions.

         Bank of Camden, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Bank of Camden expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal shareholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2005 was $1,481,059. During 2005, $983,554 of new loans were made and repayments totaled $702,129.

         During the organizational period, the Organizers of Bank of Camden leased office space located in the Lafayette Court office complex in Camden on a month to month basis from a partnership, one of the partners of which is Mr. Riddick, a director. The lease terms were at market rates and were at least as favorable as would be available from an unrelated party in the opinion of the directors.

         The property located at 631 West DeKalb Street, Camden, South Carolina was purchased and renovated by a partnership owned by the directors of Bank of Camden that was organized solely for that purpose. Upon completion, the property was sold by the partnership to Bank of Camden for use as Bank of Camden's banking office for an amount equal to the partnership's actual costs to acquire and renovate the property. The acquisition cost was approximately $525,000, and the renovation cost was approximately $640,000.

         DeKalb leases office space to Roderick M. Todd, Jr., an attorney who is a director of DeKalb. Rental income from Mr. Todd totaled $10,800 per year for the years ended December 31, 2005 and December 31, 2004. Mr. Todd also serves as legal counsel to Bank of Camden and was paid legal fees totaling $8,510 and $9,125 for the years ended December 31, 2005 and 2004, respectively. Mr. Todd is expected to continue to provide legal services to the Bank of Camden in 2006.



Item 13.  Exhibits and Reports on Form 8-K.

(a) Description of Exhibits.

Exhibit No.                   Description

     3.1                      Articles of Incorporation of Registrant(1)
     3.2                      Bylaws of Registrant(1)
     4.                       Specimen Common Stock Certificate(1)
     10.1                     The Bank of Camden 2001 Stock Option Plan(2)
     10.2                     Employment  Agreement  between  The Bank of Camden and William C. Bochette, III(2)
     10.3                     Agreement and Plan of Merger between Registrant and First Community Corporation dated as of January 19, 2006 (3)
     21                       Subsidiaries of Registrant(2)
     31                       Rule 13a-14(a)/15d-14(a) Certifications
     32                       Section 1350 Certifications

---------------
(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.
(2) Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003.
(3) Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 20, 2006 by First Community Corp., SEC File No. 000-28344.

Item 14.  Principal Accountant Fees and Services.

         Elliott Davis, LLC, Certified Public Accountants with offices in Columbia, South Carolina, served as DeKalb's independent registered public accountants for 2005.

Fees Billed by Independent Auditors

         Set forth below is information about fees billed by Elliott Davis, LLC for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2005 and 2004, and for other services rendered during such years, on behalf of DeKalb and Bank of Camden, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to DeKalb.

Audit Fees

         Audit fees include fees billed for professional services rendered for the audit of DeKalb's consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by DeKalb's independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. For the years ended December 31, 2005 and 2004, Elliott Davis, LLC, billed DeKalb an aggregate of $27,685 and $24,880, respectively, for audit fees.

Audit-Related Fees

         Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of DeKalb's consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits, attest services that are not required by statute or regulation, consultations concerning financial accounting and reporting standards, internal control procedures, and mortgage collateral verification. For the year ended December 31, 2005, Elliott Davis, LLC, did not provide or bill any audit related fees. For the year ended December 31, 2004, Elliott Davis, LLC billed DeKalb an aggregate of $1,427 for audit-related fees.

Tax Fees

         Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation include fees billed for professional services related to federal, state and international tax compliance. Other tax services include fees billed for other miscellaneous tax consulting and planning such as Form 1099 preparation, sales and use tax audit advice, and preparation of tax depreciation schedule. For the years ended December 31, 2005 and 2004, Elliott Davis, LLC, billed DeKalb an aggregate of $2,650 and $1,575, respectively, for tax fees.

All Other Fees


         All other fees include fees for all other services other than those reported above. These services were for preparation of the Annual Return/Report of Employees Benefit Plan. For the year ended December 31, 2005, Elliott Davis, LLC billed DeKalb an aggregate of $575 for all other fees. For the year ended December 31, 2004, Elliott Davis, LLC did not provide or bill for any other fees


         In making its decision to recommend ratification of its appointment of Elliott Davis, LLC, as DeKalb's independent auditors for the fiscal year ending December 31, 2005, the Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms of such services) provided by the independent auditors, subject to limited exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to completion of the audit.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DeKalb Bankshares, Inc.


                             By: s/William C. Bochette, III
                             ---------------------------------------------------
March 22, 2006                    William C. Bochette, III
                                  Chief Executive Officer, President and Chief
                                  Financial Officer (Principal Financial and
                                  Principal Accounting Officer)


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                                              Title                              Date
---------                                                              -----                              ----

s/D. Edward Baxley                                                    Director                  March 22, 2006
---------------------------------------------
   D. Edward Baxley

                                                                      Director                  March __, 2006
---------------------------------------------
David R. Blakely

s/William C. Bochette, III
---------------------------------------------
William C. Bochette, III                               Chief Executive Officer, President and   March 22, 2006
                                                         Chief Financial Officer, Director

s/Dr. Paul T. Joseph, Jr.                                             Director                  March 23, 2006
---------------------------------------------
Dr. Paul T. Joseph, Jr.


---------------------------------------------
James D. King, Sr.                                                    Director                  March __, 2006

s/Daniel D. Riddick                                                   Director                  March 23, 2006
---------------------------------------------
Daniel D. Riddick

s/Anne duPont Shirley
---------------------------------------------
Anne duPont Shirley                                                   Director                  March 23, 2006

s/Roderick M. Todd, Jr.                                               Director                  March 23, 2006
---------------------------------------------
Roderick M. Todd, Jr.

s/John C. West, Jr.                                                   Director                  March 23, 2006
---------------------------------------------
John C. West, Jr.

s/Sylvia U. Wood                                                      Director                  March 23, 2006
---------------------------------------------
Sylvia U. Wood

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
     3.1                      Articles of Incorporation of Registrant(1)
     3.2                      Bylaws of Registrant(1)
     4.                       Specimen Common Stock Certificate(1)
     10.1                     The Bank of Camden 2001 Stock Option Plan(2)
     10.2                     Employment  Agreement  between  The Bank of Camden and William C. Bochette, III(2)
     10.3                     Agreement and Plan of Merger between Registrant and First Community Corporation dated as of January 19, 2006 (3)
     21                       Subsidiaries of Registrant(2)
     31                       Rule 13a-14(a)/15d-14(a) Certifications
     32                       Section 1350 Certifications

---------------
(1) Incorporated by reference to exhibits to Registrant's Form 8-A filed with the SEC November 12, 2003.
(2) Incorporated by reference to exhibits to Registrant's Form 10-KSB for the year ended December 31, 2003.
(3) Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 20, 2006 by First Community Corp., SEC File No. 000-28344.