Form 10QSB
period 2006-03-31
DEKALB BANKSHARES INC
filed 2006-05-15
CIK 1267970

SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.

                                   FORM 10-QSB

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006


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

                                 YES [X] NO [ ]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       610,139 shares of common stock, no par value, as of April 30, 2006


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             DEKALB BANKSHARES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005.....................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2006 and 2005.........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2006 and 2005.....................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005.....................6

Notes to Condensed Consolidated Financial Statements....................................................................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................................9-14

Item 3. Controls and Procedures..........................................................................................14

PART II - OTHER INFORMATION

Item 6.  Exhibits .......................................................................................................15

                             DEKALB BANKSHARES, INC.
                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                March 31,               December 31,
                                                                                                  2006                     2005
                                                                                                  ----                     ----
                                                                                              (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ...................................................             $  1,431,652              $    589,136
     Federal funds sold ........................................................                1,239,000                 1,330,000
     Securities purchased under agreements to resell ...........................                  507,092                   501,576
     Other interest bearing deposits ...........................................                   67,117                    51,826
                                                                                             ------------              ------------
       Total cash and cash equivalents .........................................                3,244,861                 2,472,538
                                                                                             ------------              ------------
     Time deposits with other banks ............................................                                                  -
Investment securities:
   Securities available-for-sale ...............................................                9,930,161                11,031,973
   Nonmarketable equity securities .............................................                  462,694                   576,695
                                                                                             ------------              ------------
       Total investment securities .............................................               10,392,855                11,608,668
                                                                                             ------------              ------------
Loans held for sale ............................................................                  149,000                   626,223
Loans receivable ...............................................................               27,958,297                29,905,856
   Less allowance for loan losses ..............................................                 (317,500)                 (305,000)
                                                                                             ------------              ------------
       Loans, net ..............................................................               27,640,797                29,600,856
   Premises and equipment, net .................................................                1,318,608                 1,344,362
   Accrued interest receivable .................................................                  164,240                   194,422
   Other assets ................................................................                  453,261                   479,183
                                                                                             ------------              ------------
       Total assets ............................................................             $ 43,363,622              $ 46,326,252
                                                                                             ============              ============
Liabilities
   Deposits
     Noninterest-bearing transaction accounts ..................................             $  4,346,424              $  2,979,405
     Interest-bearing transaction accounts .....................................                4,929,507                 4,177,455
     Savings ...................................................................                2,949,492                 3,135,976
     Time deposits $100,000 and over ...........................................               13,743,971                14,249,513
     Other time deposits .......................................................                5,537,915                 5,758,276
                                                                                             ------------              ------------
       Total deposits ..........................................................               31,507,309                30,300,625
   Securities sold under agreements to repurchase ..............................                3,000,000                 3,000,000
   Advances from Federal Home Loan Bank ........................................                3,500,000                 7,600,000
   Accrued interest payable ....................................................                  112,678                   204,556
   Other liabilities ...........................................................                  103,908                    63,544
                                                                                             ------------              ------------
       Total liabilities .......................................................               38,223,895                41,168,725
                                                                                             ------------              ------------
Shareholders' equity
   Common stock, no par value; 20,000,000 shares
     authorized, 610,139 shares issued and outstanding .........................                5,877,597                 5,877,597
   Retained earnings (deficit) .................................................                 (546,127)                 (538,897)
   Accumulated other comprehensive income (loss) ...............................                 (191,743)                 (181,173)
                                                                                             ------------              ------------
       Total shareholders' equity ..............................................                5,139,727                 5,157,527
                                                                                             ------------              ------------
       Total liabilities and shareholders' equity ..............................             $ 43,363,622              $ 46,326,252
                                                                                             ============              ============

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                     For the three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Interest income
   Loans, including fees ..........................................................               $ 521,313                $ 445,944
   Investment securities, taxable .................................................                 108,047                   92,077
   FHLB interest and dividends ....................................................                   6,430                    4,065
   Federal funds sold .............................................................                  15,383                   11,122
   Securities purchased under agreements to resell ................................                   5,517                        -
   Time deposits with other banks .................................................                       -                    1,627
                                                                                                  ---------                ---------
       Total ......................................................................                 656,690                  554,835
                                                                                                  ---------                ---------
Interest expense
   Time deposits $100,000 and over ................................................                 141,541                   76,181
   Other deposits .................................................................                  66,384                   49,532
   Other interest expense .........................................................                  90,887                   65,085
                                                                                                  ---------                ---------
       Total ......................................................................                 298,812                  190,798
                                                                                                  ---------                ---------
Net interest income ...............................................................                 357,878                  364,037
Provision for loan losses .........................................................                  12,500                   22,500
                                                                                                  ---------                ---------
Net interest income after provision for loan losses ...............................                 345,378                  341,537
                                                                                                  ---------                ---------
Other operating income
   Service charges on deposit accounts ............................................                  33,242                   31,105
   Gain (loss) on sale of investments .............................................                 (13,750)                       -
   Residential mortgage origination fees ..........................................                  34,133                   56,159
   Other service charges, commissions and fees ....................................                  46,277                   10,696
                                                                                                  ---------                ---------
       Total ......................................................................                  99,902                   97,960
                                                                                                  ---------                ---------
Other operating expenses
   Salaries and employee benefits .................................................                 207,691                  215,658
   Occupancy expense ..............................................................                  22,347                   21,233
   Furniture and equipment expense ................................................                  10,195                   12,429
   Other operating expenses .......................................................                 216,001                  150,606
                                                                                                  ---------                ---------
       Total ......................................................................                 456,234                  399,926
                                                                                                  ---------                ---------
Income before income taxes ........................................................                 (10,954)                  39,571
Income tax expense ................................................................                  (3,724)                  14,902
                                                                                                  ---------                ---------
Net income ........................................................................               $  (7,230)               $  24,669
                                                                                                  =========                =========
Earnings per share
Basic earnings per share ..........................................................               $    (.01)               $     .04

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

          Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income For the three months ended March 31, 2006 and 2005
                                   (Unaudited)


                                                                                                      Accumulated
                                                        Common Stock                 Retained             Other
                                                        ------------                 Earnings         Comprehensive
                                                  Shares            Amount           (Deficit)            Income            Total
                                                  ------            ------           ---------            ------            -----
Balance,
  December 31, 2004 ..................           610,139        $ 5,877,597        $  (644,608)       $   (40,594)      $ 5,192,395

Net income ...........................                                                  24,669                               24,669
  for the period

Other
  comprehensive
  income (loss),
  net of tax of $41,472 ..............                                                                    (70,615)          (70,615)
                                                                                                                        -----------

Comprehensive
  income (loss) ......................                                                                                      (45,946)
                                                 -------        -----------        -----------        -----------       -----------

Balance,
  March 31, 2005 .....................           610,139          5,877,597           (619,939)          (111,209)        5,146,449

Balance,
  December 31, 2005 ..................           610,139          5,877,597           (538,897)          (181,173)        5,157,527

Net income ...........................                                                  (7,230)                              (7,230)
  for the period

Other
  comprehensive
  income (loss),
  net of tax of $6,207 ...............                                                                   (10,570)           (10,570)
                                                                                                                        -----------

Comprehensive
  income (loss) ......................                                                                                      (17,800)
                                                 -------        -----------        -----------        -----------       -----------

Balance,
  March 31, 2006 .....................           610,139        $ 5,877,597        $  (546,127)       $  (191,743)      $ 5,139,727
                                                 =======        ===========        ===========        ===========       ===========

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                         2006                2005
                                                                                                         ----                ----
Cash flows from operating activities
   Net income ..............................................................................        $    (7,230)        $    24,669
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities
       Provision for loan losses ...........................................................             12,500              22,500
       Depreciation and amortization expense ...............................................             27,390              29,414
       (Gain) Loss on sale of securities ...................................................             13,750                   -
       Accretion and premium amortization ..................................................              2,708               4,781
       Deferred income tax provision (benefit) .............................................             61,762              13,487
       (Increase) decrease in interest receivable ..........................................             30,182               1,125
       Increase (decrease) in interest payable .............................................            (91,878)            (56,542)
       Increase in other assets ............................................................             39,217             (88,292)
       Increase (decrease) in other liabilities ............................................            (34,692)             30,895
                                                                                                    -----------         -----------
         Net cash provided (used) by operating activities ..................................             53,709             (17,963)
                                                                                                    -----------         -----------
Cash flows from investing activities
   Net (increase) decrease in loans made to customers ......................................          2,424,782          (2,787,346)
   Purchases of securities available-for-sale ..............................................           (249,174)           (745,298)
   Sales/calls or maturities of securities available-for-sale ..............................            986,250                   -
   Payments received on mortgage backed securities .........................................            337,707             550,537
   Redemption (purchase) of non-marketable equity securities ...............................            114,001             (52,381)
   Purchases of premises and equipment .....................................................             (1,636)            (15,553)
                                                                                                    -----------         -----------
         Net cash (used) provided by investing activities ..................................          3,611,930          (3,050,041)
                                                                                                    -----------         -----------
Cash flows from financing activities
   Net increase (decrease) in demand deposits, interest-bearing transaction
     accounts and savings accounts .........................................................          1,932,587           1,414,199
   Net increase (decrease) in certificates of deposit and other time deposits ..............           (725,903)           (585,461)
   Increase (decrease) in advances from the Federal Home Loan Bank .........................         (4,100,000)            600,000
                                                                                                    -----------         -----------

         Net cash (used) provided by financing activities ..................................         (2,893,316)          1,428,738
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents .......................................            772,323          (1,639,266)
Cash and cash equivalents, beginning .......................................................          2,472,538           3,804,566
                                                                                                    -----------         -----------
Cash and cash equivalents, end .............................................................        $ 3,244,861         $ 2,165,300
                                                                                                    ===========         ===========
Cash paid during the period for:
   Interest ................................................................................        $   129,832         $   247,340
   Income taxes ............................................................................                  -               2,509

                 See notes to consolidated financial statements.

                             DEKALB BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Pending merger with First Community Corporation

On January 19, 2006, Dekalb Bankshares, Inc. ("DeKalb") entered into an agreement and plan of merger with First Community Corporation ("First Community"), the parent holding company for First Community Bank in Lexington, South Carolina. Pursuant to the agreement, DeKalb will be merged with and into First Community and The Bank of Camden will be merged with and into First Community Bank. Each share of DeKalb common stock will be converted into the right to receive $3.875 in cash and 0.60705 shares of First Community common stock. The boards of directors of both companies have approved the merger agreement. The agreement is subject to the approval of shareholders of DeKalb and regulatory authorities. The transaction is expected to close during the second quarter of 2006.

Note 2 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in our 2005 Annual Report on Form 10-KSB. The financial statements as of March 31, 2006 are unaudited and, in our opinion, include all adjustments
(consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the DeKalb Bankshares, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Note 3 - Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

                             DEKALB BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The Company allows 100% vesting rights for stock options within 6 months of issuance. As of December 31, 2005, there were no unvested options and there were no options issued during the first three months of 2006.

Note 5 - Earnings Per Share

There were no dilutive common share equivalents outstanding during the first three months of 2006 due to the net loss; therefore, basic and dilutive loss per share were the same. A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows:

                                                                                       Three Months Ended March 31, 2006
                                                                                       ---------------------------------
                                                                                Income                 Shares              Per Share
                                                                              (Numerator)           (Denominator)           Amount
                                                                              -----------           -------------           ------
Basic earnings per share
  Loss to common shareholders ..................................                $(7,230)                610,139             $  (.01)
                                                                                                                            =======
Effect of dilutive securities
  Stock options ................................................                      -                       -
                                                                                -------                 -------
Diluted earnings per share
  Loss to common shareholders
    plus assumed conversions ...................................                $(7,230)                610,139             $  (.01)
                                                                                =======                 =======             =======

                                                                                       Three Months Ended March 31, 2005
                                                                                       ---------------------------------
                                                                                Income                 Shares              Per Share
                                                                              (Numerator)           (Denominator)           Amount
                                                                              -----------           -------------           ------
Basic earnings per share
  Income available to common shareholders ...........................            $24,669               610,139             $   .04
                                                                                                                           =======
Effect of dilutive securities
  Stock options .....................................................                                    4,000
                                                                                 -------               -------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions ........................................            $24,669               614,139             $   .04
                                                                                 =======               =======             =======

                             DEKALB BANKSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2006 and 2005:

                                                                                  Pre-tax            (Expense)            Net-of-tax
                                                                                   Amount             Benefit               Amount
                                                                                   ------             -------               ------
For the Three Months Ended March 31, 2006
  Unrealized gains (losses) on securities
    available-for-sale ..............................................            $(30,527)            $ 11,296             $(19,231)
  Plus - reclassification adjustment for gains
    (losses) realized in net income .................................              13,750               (5,089)               8,661
                                                                                 --------             --------             --------
  Net unrealized gains (losses) on securities .......................             (16,777)               6,207              (10,570)
                                                                                 --------             --------             --------
  Other comprehensive income ........................................            $(16,777)            $  6,207             $(10,570)
                                                                                 ========             ========             ========


                                                                                  Pre-tax            (Expense)            Net-of-tax
                                                                                   Amount             Benefit               Amount
                                                                                   ------             -------               ------
For the Three Months Ended March 31, 2005
  Unrealized gains (losses) on securities
    available-for-sale ..............................................            $(112,087)          $  41,472            $ (70,615)
  Plus - reclassification adjustment for gains
    (losses) realized in net income .................................                    -                   -                    -
                                                                                 ---------           ---------            ---------
  Net unrealized gains (losses) on securities .......................             (112,087)             41,472              (70,615)
                                                                                 ---------           ---------            ---------
  Other comprehensive income ........................................            $(112,087)          $  41,472            $ (70,615)
                                                                                 =========           =========            =========

                             DEKALB BANKSHARES, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words "expect," "estimate," "anticipate," "plan," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income, the major component of our net income, was $357,878, as compared to $364,037 for the same period in 2005, a decrease of $6,159. The decrease in net interest income was the result of a 1.04% increase in the cost of interest-bearing liabilities with only a 0.64% increase in the rate realized on interest-bearing assets. The average rate paid on interest-bearing liabilities increased from 2.22% for the three months ended March 31, 2005 to 3.26% for the three months ended March 31, 2006, while the average rate realized on interest-earning assets increased from 5.49% to 6.13%, for the same periods.

The net interest spread and net interest margin were 2.87% and 3.34%, respectively, for the three month period ended March 31, 2006, compared to 3.27% and 3.60% for the three month period ended March 31, 2005.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that in management's judgment is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2006 and the same period in 2005, the provision was $12,500 and $22,500, respectively. There were no nonperforming loans at March 31, 2006 or 2005. No loans have been criticized or classified as of March 31, 2006. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2006 to meet presently known and inherent losses in the loan portfolio. The allowance for loan losses was 1.14% of total loans at March 31, 2006. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, including management's experience at other institutions, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Total noninterest income for the quarter ended March 31, 2006 was $99,902, an increase of $1,942, compared to $97,960 for the same period in 2005. In March of 2006, two low-yielding securities, totaling $750,000, held in the available for sale category, were sold for a total loss of $13,750. At the same time, a $1,000,000 convertible advance from the Federal Home Loan Bank of Atlanta was repaid prior to maturity resulting in a gain of $34,871. This non-recurring activity was partially offset by a decrease of $22,026 in residential mortgage origination fees during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

                             DEKALB BANKSHARES, INC.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2006 was $456,234, an increase of $56,308, when compared to the same period in 2005. The primary component of noninterest expense is salaries and benefits, which were $207,691 and $215,658 for the three months ended March 31, 2006 and 2005, respectively. Other operating expenses increased from $150,606 for the three months ended March 31, 2005 to $216,001 for the three months ended March 31, 2006. This increase is the result of $75,012 in merger related costs incurred in preparation for the pending merger with First Community Corporation.

Net Income

The Company's net loss for the three months ended March 31, 2006 was $7,230 after the recognition of an income tax benefit of $3,724 for the period. The net income for the same period in 2005 was $24,669 after the recognition of an income tax expense of $14,902. As mentioned above, the net loss is the result of $75,012 in merger related costs incurred during the quarter-ended March 31, 2006.


Assets and Liabilities

During the first three months of 2006, total assets decreased $2,962,630 or 6.40%, when compared to December 31, 2005. The primary reduction in assets was a decrease in loans receivable of $1,947,559, or 6.51%, and a decrease in investment securities of $1,215,813. The decrease in loans receivable were primarily due to scheduled maturities of several large residential construction loans. Deposits increased $1,206,684 and advances from the Federal Home Loan Bank of Atlanta decreased $4,100,000 during the first three months of 2006.

Investment Securities

Investment securities totaled $10,392,855 at March 31, 2006, compared to $11,608,668 at December 31, 2005. All investments in the portfolio were designated as available-for-sale except for nonmarketable equity securities, consisting of stock in the Federal Home Loan Bank of Atlanta, which totaled $313,200 as of March 31, 2006, and stock in Community Financial Services, Inc. which totaled $149,494 as of March 31, 2006.

Loans

Gross loans decreased $1,947,559 during the three months ended March 31, 2006. The largest decrease in loans was in residential 1-4 family loans secured by a real estate mortgage, which decreased $700,214 to $8,960,804 as of March 31, 2006. Balances within the major loans receivable categories as of March 31, 2006 and December 31, 2005 were as follows:

                                                    March 31,       December 31,
                                                      2006             2005
                                                      ----             ----
Mortgage loans on real estate:
  Residential 1-4 family ...................       $ 8,960,804       $ 9,661,018
  Commercial ...............................         8,805,636         9,320,210
  Construction .............................         4,672,532         5,197,612
  Second mortgages .........................           306,909           307,322
  Equity lines of credit ...................         2,480,027         2,292,288
                                                   -----------       -----------
    Total mortgage loans ...................        25,225,908        26,778,450
Commercial and industrial ..................         1,771,190         2,090,227
Consumer and other .........................           961,199         1,037,179
                                                   -----------       -----------
    Total gross loans ......................       $27,958,297       $29,905,856
                                                   ===========       ===========

                             DEKALB BANKSHARES, INC.

Risk Elements in the Loan Portfolio

Transactions in the allowance for loan losses for the quarters ended March 31, 2006 and 2005 are summarized below:

                                                       March 31,      March 31,
                                                         2006           2005
                                                         ----           ----
Balance, January 1 ...............................   $   305,000    $   266,478
Provision for loan losses for the period .........        12,500         22,500
Net loans (charged-off) recovered for the period .             -          1,019
                                                     -----------    -----------
Balance, end of period ...........................   $   317,500    $   289,997
                                                     ===========    ===========
Gross loans outstanding, end of period ...........   $27,958,297    $29,431,402
                                                     ===========    ===========
Allowance for loan losses to loans outstanding ...          1.14%          0.99%

There were no loans in nonaccrual status at March 31, 2006 and at March 31,2005. There were no loans past due ninety days or more and still accruing interest and no restructured loans at March 31, 2006 and March 31,2005.

Deposits

Total deposits increased $1,206,684 or 3.98% from December 31, 2005 to $31,507,309 at March 31, 2006. The largest increase was in non interest-bearing deposit accounts, which increased $1,367,019, or 45.88%, to $4,346,424 at March 31, 2006. Expressed in percentages, time deposits over $100,000 decreased 3.55% and all other interest-bearing deposits decreased 3.83%.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:
                                                       March 31,    December 31,
                                                         2006           2005
                                                         ----           ----
Noninterest-bearing transaction accounts .......     $ 4,346,424     $ 2,979,405
Interest-bearing transaction accounts ..........       4,929,507       4,177,455
Savings ........................................       2,949,492       3,135,976
Time deposits $100,000 and over ................      13,743,971      14,249,513
Other time deposits ............................       5,537,915       5,758,276
                                                     -----------     -----------
    Total deposits .............................     $31,507,309     $30,300,625
                                                     ===========     ===========

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $3,500,000 as of March 31, 2006, compared to $7,600,000 as of December 31, 2005. One of the advances totaling $500,000 is an adjustable rate advance with a current fixed rate of 4.84% and that matures on September 6, 2011. Another advance totaling $2,000,000 has an adjustable interest rate of 3.79% and matures July 22, 2015 but is callable by the Federal Home Loan Bank of Atlanta on July 22, 2008. We also borrowed $1,000,000 under the daily rate credit program with a rate of 5.09% as of March 31, 2006 that is subject to change daily.

Securities Sold Under Agreements to Repurchase

We sold securities under an agreement to repurchase during the first quarter of 2004 totaling $3,000,000. The agreement has an interest rate of 2.95% and matures January 20, 2007.

                             DEKALB BANKSHARES, INC.

Liquidity

The Company meets its liquidity needs through cash and short-term investments, and scheduled maturities of loans on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. As of March 31, 2006, the Company's primary sources of liquidity included federal funds sold totaling $1,239,000 and securities available-for-sale totaling $9,930,161. The Company also had lines of credit available with correspondent banks to purchase federal funds totaling $2,200,000 at March 31, 2006. In addition, The Company also has borrowing capacity available through the Federal Home Loan Bank. The Company's availability to borrow funds from the Federal Home Loan Bank totaled $8,672,157 of which the Company had borrowed $3,500,000 at March 31, 2006.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in our 2005 Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience of our management in the banking industry and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of the discussion in this report on Form 10-QSB and in our 2005 Annual Report on Form 10-KSB that address our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity decreased $17,800 to $5,139,727 at March 31, 2006. This is the result of a net loss for the period of $7,230 and a negative adjustment of $10,570 for the unrealized loss on securities available for sale.

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

                             DEKALB BANKSHARES, INC.

Capital Resources - continued

The following table summarizes the Bank's risk-based capital at March 31, 2006:

Shareholders' equity ..........................................     $ 5,220,189
Plus - unrealized losses on available-for-sale securities .....         191,743
                                                                    -----------
Tier 1 capital ................................................       5,411,932
Plus - allowance for loan losses(1) ...........................         317,500
                                                                    -----------
Total capital .................................................     $ 5,729,432
                                                                    ===========
Risk-weighted assets ..........................................     $28,847,000
                                                                    ===========
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets) ....................           18.76%
  Total capital (to risk-weighted assets) .....................           19.86%
  Tier 1 capital (to total average assets) ....................           11.96%

     (1)  Limited to 1.25% of risk-weighted assets

Off-Balance Sheet Risk

Through its operations, the Company has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Company's customers at predetermined interest rates for a specified period of time. At March 31, 2006, the Company had issued commitments to extend credit of $6,240,370 and standby letters of credit of $65,657 through various types of commercial lending arrangements. Approximately $4,492,722 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

                                                                  After One    After Three
                                                        Within      Through       Through       Within      Greater
                                                          One        Three        Twelve         One          Than
(Dollars in thousands)                                   Month       Months        Months        Year        One Year        Total
                                                         -----       ------        ------        ----        --------        -----
Unused commitments to extend credit ............    $   13,898    $  886,583    $2,413,426    $3,313,907    $2,926,463    $6,240,370
Standby letters of credit ......................        15,000             -             -        15,000        50,657        65,657
                                                    ----------    ----------    ----------    ----------    ----------    ----------
    Totals .....................................    $   28,898    $  886,583    $2,413,426    $3,328,907    $2,977,120    $6,306,027
                                                    ==========    ==========    ==========    ==========    ==========    ==========

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




                                     By:s/William C. Bochette, III
                                        ----------------------------------------
                                        William C. Bochette, III
                                        Chief Executive Officer, President, and
                                        Chief Financial Officer
Date: May 15, 2006

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